Form 10-Q
period 2000-06-30
IASIAWORKS INC
filed 2000-08-29
CIK 1110992

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                      COMMISSION FILE NUMBER:  000-31201

                               IASIAWORKS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                94-3228782
    (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                     2000 ALAMEDA DE LAS PULGAS, SUITE 125
                          SAN MATEO, CALIFORNIA 94403
                                (650) 524-1790

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [_] Yes     [X]  No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 39,291,557 at August 15, 2000.

                               iAsiaWorks, Inc.
                                   FORM 10-Q

                                     INDEX

PART I: FINANCIAL INFORMATION                                                                                         PAGE

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000..........................   3

            Condensed Consolidated Unaudited Statements of Operations for the Three Months
            Ended and Six Months Ended June 30, 1999 and 2000........................................................   4

            Condensed Consolidated Unaudited Statements of Cash Flows for the Six Months
            Ended June 30, 1999 and 2000.............................................................................   5

            Notes to Condensed Consolidated Financial Statements.....................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................  25

PART II: OTHER INFORMATION

Item 1. Legal Proceedings............................................................................................  25
Item 2. Changes in Securities and Use of Proceeds....................................................................  25
Item 3. Defaults Upon Senior Securities..............................................................................  26
Item 4. Submission of Matters to a Vote of Security Holders..........................................................  26
Item 5. Other Information............................................................................................  26
Item 6. Exhibits and Reports on Form 8-K.............................................................................  26

Signatures


     We have filed an application with the United States Patent and Trademark office seeking to register "iAsiaWorks" as a trademark in the U.S., and iAsiaWorks/TM/ with the accompanying design and the iAsiaWorks logo are trademarks of iAsia Works, Inc. Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder. The inclusion of other companies' brand names and products in this document is not an endorsement by us. These companies are not involved with the offering of our securities.

                        PART I:  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                               IASIAWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                December 31,         June 30,
                                                                    1999              2000
                                                                ------------       -----------
                                                                                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                       $ 42,222          $ 25,158
    Restricted cash                                                       50               150
    Accounts receivable, net                                           2,735             3,278
    Prepaid expenses and other assets                                    679             5,408
                                                                    --------       -----------
           Total current assets                                       45,686            33,994
Property and equipment, net                                            5,585             8,782
Goodwill, intangibles and other assets                                40,084            44,482
                                                                    --------       -----------
           Total assets                                             $ 91,355          $ 87,258
                                                                    ========       ===========

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND
 STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and other liabilities                          $  4,694          $  8,539
    Deferred revenue                                                     275               877
    Current portion of capital lease obligations                          56                18
    Current portion of long-term debt                                    397               429
                                                                    --------       -----------
           Total current liabilities                                   5,422             9,863
Capital lease obligation, net of current portion                         234             1,046
Long-term notes payable                                                  201                15
                                                                    --------       -----------
                                                                       5,857            10,924
                                                                    --------       -----------

Convertible preferred stock; 83,100 shares authorized,
    $0.001 par value; 24,722 shares issued and outstanding
    at December 31, 1999 and 24,750 shares issued and
    outstanding at June 30, 2000 (unaudited)                         114,699           119,642
                                                                    --------       -----------

Stockholders' deficit:
Common stock, $0.001 par value; 109,100 shares
    authorized; 2,916 shares issued and outstanding at
    December 31, 1999 and 4,068 shares issued and
    outstanding at June 30, 2000 (unaudited)                               3                 4
Additional paid-in capital                                            13,561            25,174
Deferred stock-based compensation                                    (13,242)          (17,829)
Accumulated other comprehensive loss                                    (900)             (729)
Accumulated deficit                                                  (28,623)          (49,928)
                                                                    --------       -----------
           Total stockholders' deficit                               (29,201)          (43,308)
                                                                    --------       -----------

           Total liabilities, convertible preferred
           stock and stockholders' deficit                          $ 91,355          $ 87,258
                                                                    ========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IASIAWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                Three Months Ended June 30,            Six Months Ended June 30,

                                                               1999                   2000               1999            2000
                                                             ---------             ---------          ---------       ----------
Revenue:
     Internet access and related services                    $  1,167              $   3,813          $  2,001        $   7,346
     Hosting, co-location and other managed services                7                  2,232                 7            3,421
                                                             --------              ---------          --------        ---------
         Total revenue                                          1,174                  6,045             2,008           10,767

Cost of revenue:
     Cost of Internet access and related services               1,153                  3,584             2,166            7,280
     Cost of hosting, co-location and other managed
      services                                                     88                  1,971               174            2,536
                                                             --------              ---------          --------        ---------
         Total cost of revenue                                  1,241                  5,555             2,340            9,816
                                                             --------              ---------          --------        ---------
     Gross margin                                                 (67)                   490              (332)             951
                                                             --------              ---------          --------        ---------

Operating expenses:
  Network operations and support (excluding stock based           369                  1,096               742            1,950
     compensation of $428 and $10 for the three months
     ended June 30, 2000 and 1999, respectively, and $721
     and $19 for the six months ended June 30, 2000,
     and 1999, respectively)
  Sales and marketing (excluding stock-based                      556                  1,929               926            3,384
     compensation of $588 and $17 for the three months
     ended June 30, 2000, and 1999, respectively, and $918
     and $33 for the six months ended June 30, 2000,
     and 1999, respectively)
  General and administration (excluding stock-based               696                  1,779             1,417            3,582
     compensation of $2,739 and $236 for the three months
     ended June 30, 2000 and 1999, respectively, and $4,908
     and $455 for the six months ended June 30, 2000,
     and 1999, respectively)
  Amortization of intangibles                                       -                  4,252                 -            7,716
  Stock-based compensation                                        263                  3,755               507            6,547
                                                             --------              ---------          --------        ---------
      Total operating expenses                                  1,884                 12,811             3,592           23,179
                                                             --------              ---------          --------        ---------

Loss from operations                                           (1,951)               (12,321)           (3,924)         (22,228)
Interest income and other income                                   57                    503               139            1,068
Interest expense, other expense and other charges                 (45)                   (47)              (94)            (145)
                                                             --------              ---------          --------        ---------
Net loss                                                       (1,939)               (11,865)           (3,879)         (21,305)
Dividend accretion on preferred stock                            (597)                     -            (1,194                -
                                                             --------              ---------          --------        ---------
Net loss attributable to common stockholders                 $ (2,536)             $ (11,865)         $ (5,073)       $ (21,305)
                                                             ========              =========          ========        =========

Net loss per share - basic                                   $  (6.99)                $(3.09)         $ (14.17)       $   (6.28)
                                                             ========              =========          ========        =========

Shares used in computing basic and pro forma net loss
 per share                                                        363                  3,846               358            3,392
                                                             ========              =========          ========        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               iAsiaWorks, Inc.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                         1999           2000
                                                                                      ----------     ----------
Cash flows from operating activities:
   Net loss                                                                            $ (3,879)     $ (21,305)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         316          9,099
      Stock-based compensation                                                              507          6,547
      Warrant accretion                                                                      75             23
      Provision for doubtful accounts                                                        68            275
      Loss on sale of property and equipment                                                  2              -
      Changes in operating assets and liabilities:
         Accounts receivable                                                               (168)          (821)
         Prepaids and other assets                                                          152        (11,936)
         Accounts payable and accrued liabilities                                           748          3,793
         Deferred Revenue                                                                   164            603
                                                                                       --------      ---------
           Net cash used in operating activities                                         (2,015)       (13,722)
                                                                                       --------      ---------

Cash Flows from investing activities:
   Purchase of property and equipment                                                    (1,329)        (4,581)
   Change in marketable securities                                                        4,433              -
   Proceeds on sale of assets                                                                21              -
   Business acquisitions                                                                      -           (600)
   Change in restricted cash and deposits                                                   135            (99)
                                                                                       --------      ---------
           Net cash provided by (used in) investment activities                           3,260         (5,280)
                                                                                       --------      ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                    15            480
   Proceeds from issuance of preferred stock and preferred stock warrants, net                -            943
   Proceeds from (repayments of) long-term debt                                            (123)           676
                                                                                       --------      ---------
           Net cash provided by financing activities                                       (108)         2,099
                                                                                       --------      ---------

Effect of exchange rate changes on cash                                                     (59)          (161)
Net increase (decrease) in cash and cash equivalents                                      1,078        (17,064)
Cash and cash equivalents at beginning of period                                          2,654         42,222
                                                                                       --------      ---------
Cash and cash equivalents at end of period                                             $  3,732      $  25,158
                                                                                       --------      ---------

Supplemental cash flow disclosures:
      Cash paid during the period for:
         Interest                                                                      $    111      $      99
                                                                                       --------      ---------
         Taxes                                                                         $      -      $      22
                                                                                       ========      =========

Disclosure of non-cash activities:
      Assets acquired under capital lease                                              $    116      $     793
                                                                                       ========      =========
      Issuance of preferred stock in connection with acquisition                       $      -      $   4,850
                                                                                       ========      =========
      Dividend accretion on preferred stock                                            $ (1,194)     $       -
                                                                                       ========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IASIAWORKS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (unaudited)

NOTE 1 - THE COMPANY

iAsiaWorks, Inc. (the "Company") offers a broad range of Internet solutions that allows business customers to build or extend their presence across multiple markets in the Asia-Pacific region. These Internet solutions include high-speed, leased-line Internet access, hosting, co-location, managed services and other value added services.

NOTE 2 - INTERIM BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2000, the results of its operations for the three month and the six month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, including notes thereto, included in the Company's Registration Statement on Form S-1. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Share numbers included in this document reflect the 3 for 1 reverse stock split which was effected prior to the consummation of the initial public offering on August 8, 2000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company's revenues consist of contracts for Internet access and related services and monthly fees from customer use of Internet data center sites, managed services, and professional services and use of equipment provided by the Company. Internet access, hosting and co-location revenues are generally billed and recognized ratably over the term of the contract, which is generally one year. Internet access-related services include installation fees and equipment sales.

Installation fees and related direct costs are deferred and recognized over the contract term, and equipment revenues are recognized when the equipment is delivered to the customer or placed into service at one of the Company's Internet data centers.

Managed and other value-added services include administration, monitoring, security, data backup and consulting services. The Company recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Consulting revenue is generally billed on a time and materials basis, and is recognized as the consulting services are rendered.

Net Loss Per Share

Net loss per share has been computed by dividing the net loss by the weighted-average number of shares outstanding during the period.

The following table, which sets forth the computation of net loss per share for the periods indicated, does not reflect the conversion of preferred stock into common stock, which occured at the closing of our initial public offering nor does it include the exercise of outstanding options and warrants. The information set forth is stated in thousands, except for per share data:

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                       1999             2000              1999                2000
                                                    ---------        ----------         ---------          ----------
Numerator:
    Net loss attributable to common stockholders    $ (2,536)        $ (11,865)         $ (5,073)          $ (21,305)
                                                    ========         =========          ========           =========

Denominator:
    Shares used in computing net loss per share
    attributable to common stockholders, basic
    and diluted                                          363             3,846               358               3,392
                                                    ========         =========          ========           =========

    Net loss per share attributable to common
    stockholders, basic and diluted                 $  (6.99)        $   (3.09)         $ (14.17)          $   (6.28)
                                                    ========         =========          ========           =========

NOTE 4 - INITIAL PUBLIC OFFERING

In August 2000, the Company completed its initial public offering and issued 9,000,000 shares of its Common Stock at a price of $13.00 per share. The Company received approximately $108.8 million in cash, net of underwriting discounts and commissions. Simultaneously with the closing of the initial public offering, each outstanding share of Convertible Preferred Stock was automatically converted into Common Stock based on the appropriate conversion ratio.

NOTE 5 - STRATEGIC ACQUISITION

Acquisition

In April 2000, the Company acquired all the outstanding shares of Cyberhost Pty Limited ("Cyberhost"). The total purchase consideration of approximately $2.0 million consisted of cash in the amount of $0.6 million, 100,000 shares of common stock with a fair market value of $14.00 per share, assumed liabilities of approximately $20,000 and acquisition costs of approximately $25,000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the acquisition date.

NOTE 6 - COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                             1999              2000         1999            2000
                                                           ---------        ----------    ---------      ----------
Net loss                                                   $ (1,939)        $ (11,865)    $ (3,879)      $ (21,305)
Change in unrealized gain on marketable securities               29                10           29              10
Change in foreign currency translation adjustments             (584)              374         (497)            161
                                                           --------         ---------     --------       ---------
Comprehensive loss                                         $ (2,494)        $ (11,481)    $ (4,347)      $ (21,134)
                                                           ========         =========     ========       =========

Accumulated other comprehensive loss consists of unrealized gains or losses on marketable securities and cumulative translation adjustments.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No.138 "Accounting for certain Derivative Instruments and certain Hedging Activities - an Amendment of FASB statement No. 133", which deferred the effective date until the quarter ending March 31, 2001. The Company is evaluating the possible impact, if any, that SFAS No. 133 may have on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure on revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Factors Affecting Future Results" consists primarily of forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in other reports filed with the Securities and Exchange Commission, including our registration statement on form S-1 that advise interested parties of risks and uncertainties that may affect our business. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

Overview

      From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access to business customers in selected markets in the Asia-Pacific region and derived substantially all of our revenue from these services. In July 1999, we began to implement a significant change in our business strategy to focus on providing dedicated hosting, co-location and managed services. Prior to that time, we derived virtually no revenue from hosting, co-location and managed services. During the quarters ended March 31, and June 30, 2000, dedicated hosting and co-location services accounted for 25% and 37%, respectively, of our revenue. We expect hosting, co-location and managed services to continue to grow both in absolute terms and as a percentage of total revenue, and if we are successful in implementing our business plan, they will represent a substantial majority of our revenue over the next several years. We intend to continue offering Internet access and expect to derive increased revenue from Internet access in absolute terms, but expect Internet access revenue to decline significantly as a percentage of total revenue.

      Internet access, hosting, co-location and certain managed services, such as security and monitoring services, are billed on a monthly basis. Contracts for these services are generally for an initial one-year term. Certain other managed services and value-added services are typically billed on a usage basis.

      Cost of revenue consists primarily of the cost of contracting for lines from telecommunication providers worldwide, depreciation of equipment and data centers, and, to a lesser extent, the cost of our network operations. We lease lines under contracts of one year or more. The leasing of international private lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits into our Internet data centers. In the future, we expect to increase the size and number of circuits leased as our network volume grows and we expand geographically. We expect depreciation expense to increase as we open more data centers.

      We intend to establish a network of large-scale, high performance Internet data centers throughout the Asia-Pacific region with most expected to exceed 50,000 square feet. As we establish these facilities, we will also need to increase substantially our sales, marketing, product development and network operations support staff and infrastructure to support our network growth and geographic expansion. Most of these developmental costs will be incurred prior to the realization of any significant growth in revenue. As a result, we believe that we will continue to incur operating and net losses for at least the next several years, and that our losses will increase significantly from current levels. Our net losses in 1999 of $12.3 million and in the first six months of 2000 of $21.3 million do not include any of the significant costs associated with the establishment of our new Internet data centers. We expect to begin incurring these significant costs in the third and fourth quarters of 2000.

      On August 3, 2000, we raised $117 million before expenses in an initial public offering of nine million shares on the Nasdaq National Market Exchange. The proceeds from the offering will be used to fund the build-out of Internet data centers in the Asia-Pacific region, the hiring of additional personnel, general corporate purposes, and acquisitions.

      The Company has also recently signed definitive agreements to acquire buildings and land to build-out Internet data center facilities in Taipei, Taiwan and Seoul, Korea, two of Asia's fastest growing hosting markets. These two new facilities will each exceed 50,000 square feet.

Results of Operations

      We believe that period-to-period comparisons of our historical operational results are not necessarily meaningful and should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in the early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced significant revenue growth recently, some of which results from acquisitions, this trend may not continue. Furthermore, we may not achieve or maintain profitability in the future. The following table presents financial data for the periods indicated as a percentage of total revenue.

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                      1999                 2000     1999               2000
                                                      ----                 ----     ----               ----
                                                             (unaudited)                  (unaudited)
Revenue:
  Internet access and related services                  99%                  63%     100%                68%
  Hosting, co-location and other managed services        1                   37       --                 32
                                                      ----                 ----     ----               ----

                 Total revenue                         100%                 100%     100%               100%

Cost of revenue:
  Cost of Internet access and related services          98                   59      108                 68
  Cost of hosting, co-location and other managed
   services                                              8                   33        9                 24
                                                      ----                 ----     ----               ----

                 Total cost of revenue                 106                   92      117                 92
                                                      ----                 ----     ----               ----
  Gross margin                                          (6)                   8      (17)                 8

Operating expenses:
  Network operations and support                        32                   18       37                 18
  Sales and marketing                                   47                   32       46                 31
  General and administrative                            59                   29       71                 33
  Amortization of intangibles                           --                   70       --                 72
  Stock-based compensation                              22                   62       25                 61
                                                      ----                 ----     ----               ----
                 Total operating expenses              160                  211      179                215
                                                      ----                 ----     ----               ----
Loss from operations                                  (166)                (203)    (196)              (207)
Interest and other income                                5                    8        7                 10
Interest expense and other charges                      (4)                  (1)      (5)                (1)
Other income (expense), net                             --                   --       --                 --
                                                      ----                 ----     ----               ----
Net loss                                              (165)                (196)    (194)              (198)
Dividend accretion on preferred stock                  (51)                  --      (59)                --
                                                      ----                 ----     ----               ----
Net loss attributable to common stockholders          (216%)               (196%)   (253%)             (198%)
                                                      ----                 ----     ----               ----

Three and six months ended June 30, 2000 and 1999

Comparison of the financial data for the three months ended June 30, 2000 with the three months ended June 30, 1999, and the six months ended June 30, 2000 with the six months ended June 30, 1999, may not be meaningful as the financial data for the first half of 2000 reflects a shift in the focus of our business strategy in mid-1999.

Revenue

Total revenue increased 415% to $6.0 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. Total revenue increased 436% to $10.8 million for the six months ended June 30, 2000 from $2.0 million for the six months ended June 30, 1999. The increase in revenue for both periods is in part attributable to acquisitions made in late 1999 and early 2000, an increase in the number of customers, and the addition of hosting, co-location and managed services which represented $2.2 million, or 37%, of the revenue for the second quarter of 2000. We began offering hosting and co-location services late in the second quarter of 1999. Based upon our projections, which include assumptions that may not be correct, we believe that, if we successfully execute our business plan, revenue from dedicated hosting, co-location and managed services could constitute a significant majority of our total revenue by the end of 2002.

Expenses

Cost of Revenue

Cost of revenue increased 348% to $5.6 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. Cost of revenue increased 319% to $9.8 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. As a percentage of sales, cost of revenue decreased from 106% for the three months ended June 30, 1999 to 92% for the three months ended June 30, 2000. As a percentage of sales, cost of revenue decreased from 117% for the six months ended June 30, 1999 to 92% for the six months ended June 30, 2000. In the second quarter of 2000, as a percentage of revenue, Internet access and related services was 63%, and dedicated hosting, co-location and managed services was 37%.

We expect cost of revenue for Internet access and related services to remain relatively constant as a percentage of Internet access revenue. We expect cost of revenue for dedicated hosting, co-location and managed services to increase as a percentage of revenue. Going forward, we expect gross margin for hosting, co-location and managed services to decrease until we have achieved the necessary revenue levels to offset the initial fixed costs and expenses related to operating our Internet data center facilities and other infrastructure.

Network Operations and Support

Network operations and support expenses increased 197% to $1.1 million for the three months ended June 30, 2000 from $369,000 for the three months ended June 30, 1999. Network operations and support expenses increased 163% to $2.0 million for the six months ended June 30, 2000 from $742,000 for the six months ended June 30, 1999. Network operations and support expense as a percentage of total revenue decreased to 18% for the three months ended June 30, 2000 from 32% for the three months ended June 30, 1999. Network operations and support expense as a percentage of total revenue decreased to 18% for the six months ended June 30, 2000 from 37% for the six months ended June 30, 1999. The increase in network operations and support expense in both periods is primarily due to an increase in our engineering staff. We expect network operations expenses to increase at a greater rate than we have historically experienced as we deploy new Internet data centers and hire additional engineers to support them.

Sales and Marketing

Sales and marketing expenses increased 247% to $1.9 million for the three months ended June 30, 2000 from $556,000 for the three months ended June 30, 1999. Sales and marketing expenses increased 265% to $3.4 million for the six months ended June 30, 2000 from $926,000 for the six months ended June 30, 2000. Sales and marketing expense as a percentage of total revenue decreased to 32% for the three months ended June 30, 2000 from 47% for the three months ended June 30, 1999. Sales and marketing expense as a percentage of total revenue decreased to 31% for the six months ended June 30, 2000 from 46% for the six months ended June 30, 1999. The increase in the amount of sales and marketing expense in absolute terms in these periods is attributed to the hiring of more sales and marketing staff in the Asia-Pacific region and the deployment of a U.S. based sales force. We anticipate that sales and marketing expenses will continue to increase in absolute terms as we continue to recruit sales staff, and as we launch a new advertising and marketing campaign in the latter part of the year.

General and Administration

General and administration expenses increased 156% to $1.8 million for the three months ended June 30, 2000 from $696,000 for the three months ended June 30, 1999. General and administration expenses increased 153% to $3.6 million for the six months ended June 30, 2000 from $1.4 million for the six months ended June 30, 2000. General and administration expense as a percentage of total revenue decreased to 29% for the three months ended June 30, 2000 from 59% for the three months ended June 30, 1999. General and administration expense as a percentage of total revenue decreased to 33% for the six months ended June 30, 2000 from 71% for the six months ended June 30, 1999. This increase in general and administration expenses was due primarily to an increase in the absolute amount of staffing and related expenses both in the Asia-Pacific region and in the United States. We expect that going forward, general and administrative expenses will increase as we build the organization to support our expansion plans.

Amortization of Intangible Assets

In connection with the acquisition of AT&T EasyLink in Hong Kong, Web Professionals, a U.S. based Web hosting company, and Cyberhost, an Australian based hosting company that we acquired in April 2000, we recorded amortization of intangible assets of $4.3 million for the three months ended June 30, 2000. We recorded amortization of intangible assets of $7.7 million for the six months ended June 30, 2000. We recorded no comparable expense for the three month and six month periods ended June 30, 1999. Goodwill recorded for the acquisition of Cyberhost in April 2000 was $2.0 million and will be amortized over three years.

Stock-Based Compensation

In connection with the grant of stock options to employees and consultants, we recorded stock-based compensation expense of approximately $3.8 million for the three months ended June 30, 2000 compared with $263,000 for the three months ended June 30, 1999. We recorded stock-based compensation of approximately $6.5 million for the six months ended June 30, 2000 compared with $507,000 for the six months ended June 30, 1999. As of June 30, 2000, $17.8 million was recorded as deferred stock-based compensation which will be amortized and recorded as charges to operations over the vesting periods of the options.

Interest income and other income

Interest income and other income increased to $503,000 for the three months ended June 30, 2000 from $57,000 for the three months ended June 30, 1999. Interest income and other income increased to $1.1 million for the six months ended June 30, 2000 from $139,000 for the six months ended June 30, 1999. The increase in interest income and other income was due to increased levels of interest earning short-term securities and bank deposits as a result of the sale of our Series D preferred stock in December 1999.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through June 30, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefits is not currently likely.

Liquidity and Capital Resources

From our inception until our initial public offering, we have financed our operations primarily from private sales of convertible preferred stock, net of issuance costs, totaling $109.4 million and, to a lesser extent, from bank borrowings and lease financings.

Net cash used by operating activities for fiscal year 1999 was $5.8 million and for investing activities was $40.1 million. Net cash provided by financing activities was $85.5 million related primarily to the issuance of our Series D preferred stock in December 1999.

At June 30, 2000, we had cash and cash equivalents aggregating $25.3 million. In addition, our debt balance at June 30, 2000, of $444,000, related to the remaining balance on a line of credit, and we had capital lease obligations of $1,064,000 at June 30, 2000.

We expect to devote substantial resources to continue to establish additional Internet data centers throughout the Asia-Pacific region, expand our sales, support, engineering, marketing and product development organizations and build the infrastructure necessary to support our growth.

Our capital expenditures over the next nine months are estimated to be between $60 million and $90 million for the establishment of additional Internet data center facilities. As part of these estimated expenditures, we have entered into commitments for fiscal year 2000 and fiscal year 2001, which are estimated to be $29.4 million and $8.8 million, respectively. Included in these commitments is our lease of an Internet data center facility in Hong Kong and our purchase of buildings and land in Taiwan and Korea, which we intend to use primarily as Internet data centers. Except as set forth above, we are unable to accurately predict the level our capital expenditures associated with establishing new Internet data centers because these expenses can vary significantly based upon the quality, timing, location and size of each Internet data center as well as the manner of financing, such as whether we acquire or lease the center.

We expect to continue to make decisions regarding our Internet data center deployment based upon what is most appropriate in light of the status of our business and the opportunities available in the specific markets at the relevant times. We have estimated that it will cost an average of $20 to $30 million to establish each Internet data center. However, based upon our experience to date and due to the factors described above, the actual cost of establishing each Internet data center may be significantly below or above this average cost range.

In conjunction with the acquisition of a hosting business in January 2000, we have a contingent liability of up to $1.75 million and approximately 287,000 shares of Series D preferred stock based upon achievement of certain financial milestones through June 30, 2000. In relation to this contingency, as at June 30, 2000 we have recorded a contingent liability of $1.0 million and 164,000 shares of Series D preferred stock based upon preliminary estimates of the financial milestones.

In August 2000, we offered nine million common shares at a price of $13.00 per share, raising approximately $117 million (approximately $109 million net of underwriting discounts and commissions) in an initial public offering. We believe that the proceeds from the initial public offering, together with our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for the next nine months. However we may require additional financing within this time frame and additional funding, if needed, may not be available to us on terms acceptable to us or at all. In addition, we are regularly evaluating potential acquisitions, and we may need to rely on additional equity or debt financings to finance future acquisitions.

RISK FACTORS

Our business, financial condition or operating results could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks, and you may lose all or part of any investment you make in our common stock.

                         Risks Related to Our Business

We may not grow our business or become profitable if we are not successful in implementing a change in our strategic focus.

      From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access in selected markets in the Asia-Pacific region. In July 1999, we began to implement a significant change in our business strategy to focus on providing dedicated hosting, co-location and managed services throughout the Asia-Pacific region. Our inability to successfully execute this business strategy could compromise our future growth and profitability.

Our Internet data center expansion plans may be delayed, never be completed or experience other significant problems, which would delay or prevent us from realizing our expected growth and ultimate profitability.

      The Internet data centers currently operated by us or our strategic partners are not large-scale facilities. Our anticipated growth and ultimate profitability will be jeopardized if we cannot establish significant new Internet data center capacity, which may not occur due to inadequate facilities available for sale or lease, construction delays, inability to obtain necessary authorizations or technological problems.

      We do not have a proven track record for the construction or the operation of large-scale, high performance Internet data centers and therefore will be dependent upon third party project managers, contractors, other service providers and strategic partners. In addition, if any of these risks affect our Internet data center expansion plans, the benefits of our substantial investment in these Internet data centers may be delayed or never occur. In that case, we will be delayed or prevented from realizing our expected growth and ultimate profitability.

If we are successful in establishing our new Internet data centers, we will need to greatly expand our customer base to benefit from these investments.

     We will incur significant costs to establish and operate our new Internet data centers. If we are unable to significantly grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. We have limited experience in attracting and servicing our hosting, co-location, managed services and other value-added services customers. Our ability to attract and retain additional customers for these services depends on a variety of factors including the willingness of businesses to outsource their Internet operations and the quality, reliability and cost-effectiveness of our services. If we are unable to significantly increase our customer base for hosting, co-location, managed services and other value added services, we will not realize our expected growth or achieve profitability.

Our stock price may be extremely volatile in the future, which could lead to a high rate of attrition of our employees and lost revenue and lost contracts with customers and vendors.

     The market price of our common stock may be extremely volatile in the future. The stocks of Web-related and technology companies like ours have experienced extreme price and volume fluctuations in recent months, many of which appear unrelated to the companies' business, financial condition or operating results. Although the market price of our stock will in part be based on our business, financial condition and operating results, we expect that it will also be affected to a significant degree by these market-wide and industry-wide factors.

     Fluctuations in our stock price could lead to employees leaving us due to their perception of the value of their stock options in relation to the price of our common stock. If this were to occur, our business, results of operations and financial condition could be harmed.

     Fluctuations in our stock price could also lead to a loss of revenue due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may therefore be unwilling to do business with us. If this were to occur, our business, results of operations and financial condition could be harmed.

We expect significant increases in our operating expenses and continued losses. We may not be able to grow our business or continue operating if we cannot raise additional financing.

     We have never achieved profitability, have accumulated net losses of $49.9 million from our inception through June 30, 2000 and have had to rely on the proceeds of the sale of equity securities to fund our operations. We believe that we will continue to incur losses for at least the next several years and that our losses will increase significantly from current levels. We expect to fund our growth through equity or debt financings. Our inability to finance our operations may limit our growth potential or render us unable to continue operating. Furthermore, we may not be able to obtain financing on satisfactory terms. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

We operate in a relatively new and evolving market with rapid technological changes and uncertain prospects for growth. This market may evolve in a manner that jeopardizes our prospects for growth and profitability.

      The market for our services in the Asia-Pacific region has only recently begun to develop and is evolving rapidly. Projected growth of this market may not be realized. The market for our services may not grow, our services may not be adopted and businesses may not use these Internet-based services to the degree or in the manner that we expect. In addition, if we are not able to effectively respond to technological changes or, if technological advances diminish the benefits derived by our customers from the use of our products and services, future demand for our services could be reduced. For example, it is possible that businesses may find it cheaper, more secure or otherwise preferable to host their web sites and applications internally and decide not to outsource the management of their web sites and applications. If we are not able to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected or if our services do not achieve market acceptance, we will not achieve growth levels necessary to become profitable.

The potential market for Internet services in the Asia-Pacific region may attract new and existing competitors, which could narrow our margins and limit our growth prospects.

      The market for Internet access, as well as for hosting, co-location and managed services, is extremely competitive and there are few substantial barriers to entry. New market entrants or the creation of stronger competitors through combinations could result in increased price competition, which would make it difficult for us to attract new customers, retain existing customers, or attain revenue and gross margin levels sufficient to generate a return on our prior investment in our business.

      We are dependent upon businesses, such as national telecommunications carriers that are monopolies or have significant regulatory advantages over us, which provide us with resources we need to provide services in one or more markets. These businesses either currently compete with us or may compete with us in the future. Increasingly, Internet service providers, hosting companies, telecommunications companies and equipment manufacturers based in North America have announced plans to enter into or expand their operations in markets in the Asia-Pacific region. For example, companies such as PSINet, AboveNet Communications, and its parent Metropolitan Fiber Networks, Exodus Communications, Inc., Global Crossing GlobalCenter, Level 3, WorldCom and Intel have announced plans to enter into or expand their current operations in the Asia-Pacific region. When these companies expand their presence in the Asia-Pacific region, customers may decide to use their services in the region instead of ours.

      Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more readily, take advantage of acquisition and other opportunities more effectively, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional value-added services competitive with those provided by us. We may not have, or be able to acquire, the resources or expertise to compete successfully in the future, which could narrow our margins and limit our growth prospects.

Our limited operating history makes forecasting difficult. Because most of our expenses are based on planned operating results, failure to achieve forecast revenue could significantly increase our net losses in any given period.

      As a result of our limited operating history, particularly since our change in strategic focus in mid-1999, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans, the anticipated dates that our new large-scale, high performance Internet data centers will be completed and available for customer use, expected use of our new Internet data centers and estimates of future revenue. Because our significant expenses are to a large extent fixed in the short term, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could significantly increase our net losses in any given period.

Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

      Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. For example, for several quarters beginning in late 1997, our operating results were adversely affected by the economic crisis in the Asia-Pacific region. It is possible that, in the future, our quarterly operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly.

If we cannot effectively manage our growth in the number of personnel, our increasing geographic breadth and our acquisitions, our projected revenue growth may not occur, and we may not be able to achieve our projected plan and operating results.

      We expect to grow our business by hiring additional personnel and acquiring businesses in our existing markets and other markets in the Asia-Pacific region. The additional personnel, increased geographic breadth of our operations, and challenges presented by an evolving corporate culture, will make it increasingly difficult to effectively manage our operations in order to implement our business plan and effectively oversee our personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. If we cannot effectively manage our growth, our projected revenue growth may not occur and we may not be able to achieve our projected plan and operating results.

We may be unable to hire and retain the skilled engineering and technical personnel necessary to develop our business.

      We intend to hire a significant number of additional engineering and technical personnel. Competition for these individuals with relevant experience and expertise is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. The market for qualified engineering and technical personnel in the Asia-Pacific region is extremely limited and finding individuals with relevant country specific experience may be difficult. Our failure to attract and retain the highly trained engineering and technical people who are integral to our business may limit our growth rate and harm our business. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

The expansion of our network is dependent upon the availability of adequate connectivity with third party providers and failure or delay in obtaining necessary connectivity would limit our growth.

      In building our network we rely upon connectivity and bandwidth from Internet service providers and local and international telecommunications carriers. In some of our markets we are dependent on one or a limited number of connectivity providers. Many of these carriers are our competitors. Because of market and competitive factors, it is uncertain whether we will be able to obtain the requisite network connectivity at commercially viable prices or that the necessary connectivity will be available on a timely basis or at all. Failure to obtain this connectivity would jeopardize our ability to conduct our business in the Asia-Pacific region and would restrict our growth.

We must offer services priced above the overall cost of bandwidth, and any failure to do so could cause us to sell our services at a loss.

      We purchase our bandwidth capacity in amounts based upon projected usage by our customers on a fixed-price basis in advance of the sale of our services. We sell our services, by contract, on the basis of actual usage. If we do not obtain adequate bandwidth capacity on acceptable terms and realize appropriate customer volume for such bandwidth, we will not achieve positive gross profit.

      We expect that the cost of obtaining bandwidth for the transport of data over our network will decline over time as a result of, among other things, the large amount of capital currently being invested to build network infrastructure. We expect the prices we charge for data transported over our network will also decline over time as a result of, among other things, the lower cost of obtaining bandwidth and existing and new competition in the markets we address. If we fail to accurately predict the decline in costs of bandwidth, are unable to sell our services at acceptable prices, or fail to offer additional services from which we can derive additional revenue, the value of our services will be substantially reduced, our revenue will decrease and our business, results of operations and financial condition will suffer.

If we lose the services of key members of our management, in particular our Chief Executive Officer and our Chief Financial Officer and President-U.S., we may not be able to effectively execute our business plan and our trading price may suffer.

      Our future success depends to a significant degree on the skills, experience and efforts of JoAnn Patrick-Ezzell, our Chief Executive Officer, Jonathan Beizer, our Chief Financial Officer and President-U.S., and other key personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business. In addition, we have not obtained key person life insurance on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business, results of operations and financial condition could be harmed.

We could lose customers and be exposed to liability if our service to our customers is disrupted or damaged or the security of confidential information stored in our computer systems is compromised.

      Our success, in particular our ability to successfully provide our services in a high quality and reliable manner, largely depends upon the efficient and uninterrupted operation of our Internet data centers, including our computer and communications hardware and software systems and the power and cooling systems upon which they rely. Any of the acts or events described below could lead to interruptions, physical or electronic loss of data, delays or cessation of service to our customers or a decrease in responsiveness, which could harm our relationships with our customers, result in liability damages and reduce revenue. Our systems and operations are vulnerable to damage or interruption from:

     .  earthquake, fire, flood and other natural disasters;

     . failure of our internal systems, including failure of our computer systems or our telecommunications network, operator negligence, improper operation by or supervision of our employees;

     . third party or systemic infrastructure failures, including Internet network outages, power and utility loss and problems with the satellite systems used for our data back-up; and

     . disruptions due to human intervention, including computer viruses, interruption, break-ins, security breaches, misappropriation, denial of service, vandalism and similar disruptive problems caused by our customers or Internet hackers.

     Furthermore, any inappropriate use of the network by third parties could potentially jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to us and act as a deterrent to potential customers. Although we intend to continue to implement security measures, any measures we implement may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may divert resources from other activities and may result in interruptions or delays to our customers that could cause our business, results of operations and financial condition to suffer.

Because of the significant stock ownership of our officers, directors and significant stockholders, you will be unable to exert significant control over our future direction.

     Based upon our shares outstanding as of August 15, 2000, our executive officers and directors, their affiliates and other significant stockholders will together control approximately 63% of our outstanding common stock as a result of their shareholdings, which if they act together, would enable them to control all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of iAsiaWorks or its assets and might adversely affect the trading price of our common stock.

Provisions of our certificate of incorporation and bylaws may make changes of control difficult, even if they would be beneficial to stockholders.

     Anti-takeover provisions of Delaware law and in our certificate of incorporation and bylaws may make a change in control of iAsiaWorks difficult, even if a change in control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent or make changes in the management and control of iAsiaWorks. In addition, under Delaware law, our board of directors may adopt additional anti-takeover measures in the future. The rights of holders and the price of our common stock could be adversely affected by these anti-takeover provisions.

         Risks specific to the Internet, our industry and our markets

The political, legal and economic climate in the Asia-Pacific region is volatile, uncertain, subject to change and presents risks that could adversely affect our business.

     We currently operate throughout the Asia-Pacific region. As a result, our results of operation and future growth depend on the economies in these markets. There are certain risks inherent in conducting business in the Asia-Pacific region, that could affect our profitability, including:

     .  political and economic instability;

     .  risk of expropriation;

     .  risk of currency exchange controls and repatriation;

     .  export restrictions, tariffs and other trade barriers;

     .  changes in regulatory requirements;

     . legal restrictions on the business practices of United States companies operating outside of the United States, such as the Foreign Corrupt Practices Act;

     . lack of clarity, transparency and consistency in the application of laws in various jurisdictions; and

     .  potential adverse tax consequences.

     Beginning in mid-1997, many countries in the Asia-Pacific region experienced significant economic downturns and related difficulties. As a result of the decline in the value of the region's currencies, many governments in the Asia-Pacific region and companies operating in the region had difficulties servicing foreign currency denominated debt and many corporate borrowers defaulted on their payments. These currency fluctuations, as well as resulting higher interest rates and other factors, materially and adversely affected the economies of many countries in the Asia-Pacific region. While the region has generally shown signs of improvement in recent periods, the economic conditions in the Asia-Pacific region may not continue to improve and any recent improvements may not be sustained.

     Governmental regulation and the application of existing laws of countries in the Asia-Pacific region often lack clarity and are subject to change without notice. Such uncertainty and transparency may result in unexpected liabilities and increases the likelihood of our unknowingly violating local law, especially with regard to obtaining local and national government approvals, limitations on foreign investments and the purchase of real property, and complying with zoning, environmental, labor and similar regulatory requirements.

     Any new adverse political, legal or economic development in the Asia-Pacific region could materially and adversely affect our markets and our business. For example, while Hong Kong is a Special Administrative region under the government of mainland China, with its own government and legislature, it may not remain autonomous from mainland China. Any loss of autonomy could affect the regulation of business in Hong Kong, hinder our ability to operate in Hong Kong, and destabilize the Asia-Pacific region. Similarly, any conflict between mainland China and Taiwan or between North Korea and South Korea may also destabilize the region and render us unable to transact business in the region. If any of these events were to occur, our business model would be undermined.

Governmental regulation and the application of existing laws to the Internet may slow the Internet's growth, increase our costs of doing business and create potential liability for the dissemination of information over the Internet.

      Laws and regulations directly applicable to Internet communications are becoming more prevalent. Uncertainty and new laws and regulations, as well as the application of existing law to the Internet, in our markets could prevent or limit our ability to operate in certain of our markets, expose us to compliance costs and substantial liability and could result in costly and time consuming litigation, all of which could materially harm our business, operating results and financial condition.

      The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the law relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled.

Underdeveloped telecommunications and Internet infrastructure may limit the growth of the Internet in the Asia-Pacific region and the growth of our business.

      Access to the Internet requires advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of the Asia-Pacific region is not as well developed as in the United States and is owned and operated by current or former national monopoly telecommunications carriers or may be subject to a restrictive regulatory environment. The quality and continued development of telecommunications infrastructure in the Asia-Pacific region will have a substantial impact on our ability to deliver our services and on the market use and acceptance of the Internet in general.

      In addition, the recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. The quality of our services is ultimately limited by and reliant upon the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure in the Asia-Pacific region to alleviate overloading and congestion.

Currency fluctuations could decrease our revenue or increase our costs. In addition, restrictions on currency exchange could prevent us from effectively using our funds.

      We conduct business in multiple countries in the Asia-Pacific region and generate revenue, expenses and liabilities in multiple Asia-Pacific currencies. Gains and losses on the conversion of foreign payments may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenue and gross margins from our international sales. We currently engage only in very limited currency hedging activities. In addition, some of the countries in which we operate or plan to operate impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies into other Asia-Pacific or non-Asia-Pacific currencies, including U.S. dollars, which could prevent us from effectively using our funds. Currency rate fluctuations and exchange controls could negatively impact our financial performance by increasing costs and offsetting revenue or income from our operations.

Our business and prospects will suffer if the Internet does not develop into an effective commercial and information medium in the Asia-Pacific region.

      The market for Internet services in the Asia-Pacific region has only begun to develop. Because the Internet is an unproven medium for information, advertising and other commercial services in the Asia-Pacific region, our future operating results and prospects depend substantially on the increased acceptance and use of the Internet for publication, distribution and commerce in the Asia-Pacific region. Many potential customers may have limited experience with the Internet, may not have devoted a significant portion of their available funds to web site development and may not find the Internet to be effective for promoting, distributing or conducting their products and services relative to traditional means. Furthermore, critical issues concerning the commercial use of the Internet in the Asia-Pacific region, such as security, reliability, cost, ease of deployment, administration and quality of services, may affect the adoption of the Internet to solve business needs.

                       Risks related to our Common Stock

Our stock price has been extremely volatile in the past and is likely to be extremely volatile in the future, which could cause you to lose all or a part of your investment and may result in costly and distracting securities litigation.

      The market price of our common stock has been volatile in the past and is likely to be extremely volatile in the future. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Securities litigation could result in substantial costs and a diversion of our management's attention and resources. The stocks of Web-related and technology companies like ours have experienced extreme price and volume fluctuations in recent months, many of which appear unrelated to the companies' business, financial condition or operating results. Although the market price of our stock will in part be based on our business, financial condition and operating results, we expect that it will also be affected to a significant degree by these market-wide and industry-wide price and volume fluctuations.

The large number of shares that may be resold in the public market could cause our stock price to decline.

       As our shares become eligible for public resale, the market price of our common stock may drop if the holders of these shares sell them or are perceived by the market as intending to sell them. Most of the shares we have outstanding or issuable upon exercise of options or warrants will become eligible for public resale 180 days after the closing of our initial public offering, in August 2000. For a more detailed description of the eligibility of the outstanding shares of our common stock for resale in the public market, see our Registration Statement filed with the SEC, SEC File No. 333-35278.

ADDITIONAL DISCUSSION OF THESE AND OTHER RISK FACTORS IS DISCLOSED IN OUR REGISTRATION STATEMENT ON FORM S-1, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, SEC FILE NO. 333-35278.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We are exposed to market risks inherent in our operations, primarily related to currency risk. This risk arises from transactions and operations entered into in the normal course of business.

     Our subsidiaries primarily operate in foreign markets, and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies, and therefore there are no appropriate quantitative disclosures.

     Our primary currency rate risk exposures relate to:

  . our decentralized operations, whereby approximately 94% of our revenues are derived from operations in the Asia-Pacific region, denominated in currencies other than the U.S. dollar;

  . the ability of our United States operations to satisfy cash flow requirements of predominantly U.S. dollar denominated long-term debt without the need to repatriate into the United States foreign earnings and profits, which are denominated in currencies other than the U.S. dollar; and

  . our investments in foreign subsidiaries being primarily directly from us as the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies.

     We manage our currency rate risks through a variety of measures. We operate on a decentralized regional basis with operations located in most major Asia-Pacific markets. As a result, our individual markets are not necessarily impacted by changes in currency exchange rates. In addition, in certain limited instances in fiscal 2000, we have entered into, and expect to enter into additional, forward exchange contracts in connection with inter-company transactions. We do not expect these contracts to extend longer than one year.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2000, we consummated our initial public offering of common stock, $0.001 par value. The underwriters in the offering were Goldman Sachs & Co., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-35278) that was declared effective by the SEC on August 2, 2000. All 9,000,000 shares of common stock registered under the registration statement were sold at a price of $13.00 per share. The aggregate offering amount registered was $117,000,000. In connection with the offering, iAsiaWorks paid an aggregate of $8,190,000 in underwriting discounts to the underwriters. In addition, the following table sets forth an approximation of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are approximations except for the registration fees of the SEC and the National Association of

Securities Dealers, Inc.

SEC Registration Fee....................................  $   60,720
NASD Filing Fee.........................................      15,500
Nasdaq National Market Listing Fee......................      17,500
Printing and Engraving Expenses.........................     300,000
Legal Fees and Expenses.................................     975,000
Accounting Fees and Expenses............................     900,000
Blue Sky Fees and Expenses..............................      20,000
Transfer Agent Fees.....................................      25,000
Miscellaneous...........................................       7,400
                                                          ----------
         Total Expenses.................................  $2,321,120

All of such expenses were direct or indirect payments to others.

The net offering proceeds to us after deducting the total expenses above were approximately $106,488,880. We intend to use such net offering proceeds over an approximate nine month period. We estimate that we will use between $60 million and $90 million of the proceeds for the establishment of additional Internet data center facilities, the hiring of additional personnel and the remainder for general corporate purposes and acquisitions. Pending these uses, we will invest the net proceeds of the offering in short-term, interest-bearing, investment grade securities. We have not yet used any of the proceeds of the offering for any other purpose than paying the underwriting discounts, commissions and expenses associated with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a. Exhibits

Exhibit
Number     Description
------     -----------

3.1 Second Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 8, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

4.1 Form of Registrant's Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Registrants's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.1 Registrant's 2000 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.2 Registrant's 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.3 Form of registrant's Directors and Officers' Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.4 Employment Agreement, dated July 10, 2000, by and between the registrant and JoAnn Patrick-Ezzell (incorporated by reference to Exhibit 10.12 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.5 Employment Agreement, dated May 5, 2000, by and between the registrant and David Holub (incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.6 Employment Agreement, dated June 7, 2000, by and between the registrant and Jonathan Beizer (incorporated by reference to Exhibit 10.15 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.7 Employment Agreement, dated May 14, 2000, by and between the registrant and Suzanne Chu (incorporated by reference to Exhibit 10.16 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.8 Employment Agreement, dated April 27, 2000, by and between the registrant and Daryl Horn (incorporated by reference to Exhibit 10.17 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.9 Lease, Indemnity and Agreement, dated June 10, 2000, by and among the registrant's subsidiary iAsiaWorks (HK) Limited, iAdvantage Limited and Weelek Company Limited (incorporated by reference to Exhibit 10.18 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.10 Real Property Building Sale and Purchase Agreement, dated May 17, 2000, by and between the registrant and Teng Fu Construction Co., Ltd. (incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.11 Real Property Land Sale and Purchase Agreement, dated May 17, 2000, by and between the Registrant and Bruce Hsieh (incorporated by reference to Exhibit 10.20 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.12 International Services Agreement, dated April 7, 2000, by and between the registrant and Digital Island (incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.13 Sublease, dated May 1, 2000, by and between registrant and Psygnosis, Ltd. (incorporated by reference to Exhibit 10.22 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.14 Turnkey System Agreement and Novation Agreement, dated July 6, 2000, by and among the registrant's subsidiary iAsiaWorks (HK) Limited, Weelek Company Limited and Piller GmbH Germany (incorporated by reference to Exhibit 10.23 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.15 Sale and Purchase Agreement, dated July 22, 2000, by and among the registrant's subsidiary iAsiaWorks Korea Ltd., Senan Corp. and Mr. Eui-Seok Lee (incorporated by reference to Exhibit 10.24 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

27.1         Financial Data Schedule.

      b. Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 2000

                                         IASIAWORKS, INC.

                                         By: /s/ JoAnn Patrick-Ezzell
                                             -----------------------------------
                                             JoAnn Patrick-Ezzell
                                             Chief Executive Officer

                                         By: /s/ Jon F. Beizer
                                             -----------------------------------
                                             Jon F. Beizer
                                             Chief Financial Officer President -
                                             U.S.