Form 10-Q
period 2000-09-30
IASIAWORKS INC
filed 2000-11-14
CIK 1110992

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 39,291,557 at October 31, 2000
                                iAsiaWorks, Inc.
                                   FORM 10-Q

                                     INDEX

PART I: FINANCIAL INFORMATION                                                                                 PAGE
Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1999 and
            September 30, 2000................................................................................   3

            Condensed Consolidated Unaudited Statements of Operations for the
            Three Months and Nine Months Ended September 30, 1999 and 2000....................................   4

            Condensed Consolidated Unaudited Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 2000.....................................................   5

            Notes to Condensed Consolidated Financial Statements..............................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.........................................................................................   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk............................................  24

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................................  25
Item 2. Changes in Securities and Use of Proceeds.............................................................  25
Item 3. Defaults Upon Senior Securities.......................................................................  25
Item 4. Submission of Matters to a Vote of Security Holders...................................................  25
Item 5. Other Information.....................................................................................  25
Item 6. Exhibits and Reports on Form 8-K......................................................................  25

Signatures

     We have filed an application with the United States Patent and Trademark office seeking to register "iAsiaWorks" as a trademark in the U.S., and iAsiaWorks/TM/ with the accompanying design and the iAsiaWorks logo are trademarks of iAsiaWorks, Inc. Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder. The inclusion of other companies' brand names and products in this document is not an endorsement by us. These companies are not involved with the offering of our securities.

                         PART I: FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                               IASIAWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                             December 31,          September 30,
                                                                                 1999                  2000
                                                                             -------------         -------------
                                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $      42,222         $      88,390
   Marketable securities                                                                 -                13,477
   Restricted cash                                                                      50                 5,999
   Accounts receivable, net                                                          2,735                 3,622
   Prepaid expenses and other assets                                                   679                 5,396
                                                                             -------------         -------------
          Total current assets                                                      45,686               116,884
Property and equipment, net                                                          5,585                28,769
Goodwill, intangibles and other assets                                              40,084                38,853
                                                                             -------------         -------------
          Total assets                                                       $      91,355         $     184,506
                                                                             =============         =============

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and other liabilities                                    $       4,694         $      10,091
   Deferred revenue                                                                    275                 1,270
   Current portion of capital lease obligations                                         56                   472
   Current portion of long-term debt                                                   397                   343
                                                                             -------------         -------------
           Total current liabilities                                                 5,422                12,176
Capital lease obligations, net of current portion                                      234                 1,574
Long-term notes payable                                                                201                     -
                                                                             -------------         -------------
                                                                                     5,857                13,750
                                                                             -------------         -------------

Convertible preferred stock; 83,100 shares authorized, $0.001 par value; 24,722 shares issued and outstanding at
   December 31, 1999 and no shares issued and
   September 30, 2000 (unaudited)                                                  114,699                     -
                                                                             -------------         -------------
Stockholders' equity (deficit):
Common stock, $0.001 par value; 109,100 shares authorized;
     2,916 shares issued and outstanding at December 31, 1999
     and 39,292 shares issued and
     outstanding at September 30, 2000 (unaudited)                                       3                    39
Additional paid-in capital                                                          13,561               251,366
Deferred stock-based compensation                                                  (13,242)              (15,568)
Accumulated other comprehensive loss                                                  (900)                 (295)
Accumulated deficit                                                                (28,623)              (64,786)
                                                                             -------------         -------------
          Total stockholders' equity (deficit)                                     (29,201)              170,756
                                                                             -------------         -------------

          Total liabilities, convertible preferred stock and
          stockholders' equity (deficit)                                     $      91,355         $     184,506
                                                                             =============         =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IASIAWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                       Three Months Ended               Nine Months Ended
                                                                         September 30,                     September 30,
                                                                      1999           2000             1999             2000
                                                                    --------       ---------        --------        ---------
Revenue:
     Internet access and related services                           $  1,529       $   4,027        $  3,530        $  11,373
     Hosting, co-location and other managed services                      13           3,968              20            7,389
                                                                    --------       ---------        --------        ---------
        Total revenue                                                  1,542           7,995           3,550           18,762

Cost of revenue:
     Cost of Internet access and related services                      1,404           4,064           3,570           11,344
     Cost of hosting, co-location and other managed services              86           3,308             260            5,844
                                                                    --------       ---------        --------        ---------
        Total cost of revenue                                          1,490           7,372           3,830           17,188
                                                                    --------       ---------        --------        ---------
     Gross margin                                                         52             623            (280)           1,574
                                                                    --------       ---------        --------        ---------
Operating expenses:
  Network operations and support (excluding stock-based                  317           3,502           1,059            5,452
    compensation of $95 and $433 for the three months
    ended September 30, 1999 and 2000, respectively, and
    $114 and $1,154 for the nine months ended September
    30, 1999, and 2000, respectively)
  Sales and marketing (excluding stock-based                             657           3,650           1,583            7,034
    compensation of $62 and $634 for the three months
    ended September 30, 1999, and 2000, respectively, and
    $95 and $1,552 for the nine months ended September
    30, 1999, and 2000, respectively)
  General and administration (excluding stock-based                      828           2,679           2,245            6,261
    compensation of $1,370 and $1,695 for the three months
    ended September 30, 1999 and 2000, respectively, and
    $1,825 and $6,603 for the nine months ended September
    30, 1999, and 2000, respectively)
  Amortization of intangibles                                              -           3,993               -           11,709
  Stock-based compensation                                             1,527           2,762           2,034            9,309
                                                                    --------       ---------        --------        ---------
        Total operating expenses                                       3,329          16,586           6,921           39,765
                                                                    --------       ---------        --------        ---------
Loss from operations                                                  (3,277)        (15,963)         (7,201)         (38,191)
Interest income and other income                                          53           1,165             192            2,233
Interest expense, other expense and other charges                       (147)            (60)           (241)            (205)
                                                                    --------       ---------        --------        ---------
Net loss                                                              (3,371)        (14,858)         (7,250)         (36,163)
Dividend accretion on preferred stock                                   (597)              -          (1,791)               -
                                                                    --------       ---------        --------        ---------
Net loss attributable to common stockholders                        $ (3,968)      $ (14,858)       $ (9,041)       $ (36,163)
                                                                    ========       =========        ========        =========

Net loss per share - basic and diluted                              $  (6.59)      $   (0.57)       $ (20.64)       $   (3.31)
                                                                    ========       =========        ========        =========

Shares used in computing basic and diluted net loss per share            602          25,982             438           10,922
                                                                    ========       =========        ========        =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IASIAWORKS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                              1999               2000
                                                                                         --------------     --------------
Cash flows from operating activities:
     Net loss                                                                             $  (7,250)         $ (36,163)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                          529             13,838
         Stock-based compensation                                                             2,034              9,309
         Warrant accretion                                                                      112                 23
         Provision for doubtful accounts                                                        140                496
         Loss on sale of property and equipment                                                   8                  -
         Changes in operating assets and liabilities:
            Accounts receivable                                                                (324)            (1,328)
            Prepaids and other assets                                                          (489)            (9,863)
            Accounts payable and accrued liabilities                                            895              6,344
            Deferred revenue                                                                    156                996
                                                                                          ---------          ---------
                 Net cash used in operating activities                                       (4,189)           (16,348)
                                                                                          ---------          ---------

Cash flows from investing activities:
     Purchase of property and equipment                                                      (1,777)           (25,470)
     Sale of (purchase of) marketable securities                                              4,433            (13,477)
     Proceeds on sale of assets                                                                  39                  -
     Business acquisitions                                                                        -             (1,950)
     (Increase) decrease in restricted cash and deposits                                        135             (5,948)
                                                                                          ---------          ---------
                Net cash provided by (used in) investment activities                          2,830            (46,845)
                                                                                          ---------          ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                 17            106,578
     Proceeds from issuance of preferred stock and preferred stock warrants, net                  -                943
     Proceeds from long-term debt                                                             1,902              1,557
                                                                                          ---------          ---------
                Net cash provided by financing activities                                     1,919            109,078
                                                                                          ---------          ---------

Effect of exchange rate changes on cash                                                        (550)               283
Net increase in cash and cash equivalents                                                        10             46,168
Cash and cash equivalents at beginning of period                                              2,654             42,222
                                                                                          ---------          ---------
Cash and cash equivalents at end of period                                                $   2,664          $  88,390
                                                                                          =========          =========

Supplemental cash flow disclosures:
    Cash paid during the period for:
            Interest                                                                      $     164          $     134
                                                                                          =========          =========
            Taxes                                                                         $       2          $      22
                                                                                          =========          =========

Disclosure of non-cash activities:
         Assets acquired under capital leases                                             $     225          $   1,521
                                                                                          =========          =========
         Issuance of preferred stock in connection with acquisition                       $       -          $   4,850
                                                                                          =========          =========
         Dividend accretion on preferred stock                                            $  (1,791)         $       -
                                                                                          =========          =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IASIAWORKS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000

                                  (unaudited)

NOTE 1 -- THE COMPANY

iAsiaWorks, Inc. (the "Company") offers a broad range of Internet solutions that allows business customers to build or extend their presence across multiple markets in the Asia-Pacific region. These Internet solutions include high-speed, leased-line Internet access, hosting, co-location, managed services and other value-added services.


NOTE 2 -- INTERIM BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2000, the results of its operations for the three month and the nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, including notes thereto, included in the Company's Registration Statement on Form S-1. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Share numbers included in this document reflect the 3 for 1 reverse stock split which was effected prior to the consummation of the initial public offering on August 8, 2000.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in this consolidation.

Revenue Recognition

The Company's revenue consists of contracts for Internet access and related services and monthly fees from customer use of Internet data centers, managed services, and professional services and use of equipment provided by the Company. Internet access, hosting and co-location revenues are generally billed and recognized ratably over the term of the contract, which generally has a one year term. Internet access-related services revenue includes installation fees and related direct costs. Installation fees and related direct costs are deferred and recognized over the contract term.

Managed and other value-added services include administration, monitoring, security, data backup, consulting services and equipment sales. The Company recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Consulting revenue is generally billed on a time and materials basis, and is recognized as the consulting services are rendered. Equipment revenues are recognized when the equipment is delivered to the customer or placed into service at one of the Company's Internet data centers.

Net Loss Per Share

Net loss per share has been computed by dividing the net loss by the weighted-average number of shares outstanding during the period.

The following table sets forth the computation of net loss per share for the periods indicated. For periods prior to the Company's initial public offering, the computation does not reflect the conversion of preferred stock into common stock, which occurred upon the closing of our initial public offering, nor does it include the exercise of outstanding options and warrants for any period. The information set forth is stated in thousands, except for per share data:

                                                                    Three Months Ended                Nine Months Ended
                                                                       September  30,                    September 30,
                                                                   1999              2000            1999             2000
                                                               ------------      -----------      ----------       ----------
Numerator:
       Net loss attributable to common stockholders            $     (3,968)     $   (14,858)     $   (9,041)      $  (36,163)
                                                               ============      ===========      ==========       ==========

Denominator:
       Shares used in computing net loss per
       share attributable to common
       stockholders, basic and diluted                                  602           25,982             438           10,922
                                                               ============      ===========      ==========       ==========

       Net loss per share attributable to
       common stockholders, basic and diluted                  $      (6.59)     $     (0.57)     $   (20.64)      $    (3.31)
                                                               ============      ===========      ==========       ==========


NOTE 4 -- INITIAL PUBLIC OFFERING

On August 3, 2000, the Company completed its initial public offering and issued 9,000,000 shares of its common stock at a price of $13.00 per share. The Company received approximately $108.8 million in cash, net of underwriting discounts and commissions. Simultaneously with the closing of the initial public offering, each outstanding share of the Company's Convertible Preferred Stock was automatically converted into Common Stock based on the appropriate conversion ratio.


NOTE 5 -- COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                           1999             2000          1999            2000
                                                        ----------       -----------   -----------     -----------
Net loss                                                 $ (3,371)        $ (14,858)    $  (7,250)      $ (36,163)
Dividend accretion on preferred stock                        (597)               --        (1,791)             --
Change in unrealized gain on marketable securities            (17)               --            12              10
Change in foreign currency translation adjustments             15               439          (482)            600
                                                        ----------       -----------   -----------     -----------

Comprehensive loss                                       $ (3,970)        $ (14,419)    $  (9,511)      $ (35,553)
                                                        ==========       ===========   ===========     ===========

Accumulated other comprehensive loss consists of unrealized gains or losses on marketable securities, dividend accretion on preferred stock, and cumulative translation adjustments.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No.138 "Accounting for certain Derivative Instruments and certain Hedging Activities - an Amendment of FASB statement No. 133", which deferred the effective date until the quarter ending March 31, 2001. The Company is evaluating the possible impact, if any, that SFAS No. 133 may have on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure on revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. Furthermore, the section labeled "Factors Affecting Future Results" consists primarily of forward looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in other reports filed with the Securities and Exchange Commission that advise interested parties of risks and uncertainties that may affect our business. Our actual results may differ materially from any forward looking statements due to such risks and uncertainties.

Overview

     From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access to business customers in selected markets in the Asia-Pacific region and derived substantially all of our revenue from these services. In July 1999, we began to implement a significant change in our business strategy to focus on providing dedicated hosting, co-location and managed services. Prior to that time, we derived virtually no revenue from hosting, co-location and managed services. During the quarters ended June 30, 2000, and September 30, 2000, hosting, co-location and other managed services accounted for 37% and 50%, respectively, of our revenue. We expect hosting, co-location and managed services to continue to grow both in absolute terms and as a percentage of total revenue, and if we are successful in implementing our business plan, they will represent a substantial majority of our revenue over the next several years. We intend to continue offering Internet access and expect to derive increased revenue from Internet access in absolute terms, but expect Internet access revenue to decline significantly as a percentage of total revenue.

     Internet access, hosting, co-location and certain managed services, such as security and monitoring services, are billed on a monthly basis. Contracts for these services are generally for an initial one year term. Certain other managed services and value-added services are typically billed on a usage basis.

     Cost of revenue consists primarily of the cost of contracting for lines from telecommunication providers worldwide, expenses related to data centers, depreciation of equipment and data centers. Generally, we lease lines under contracts of one year or more. The leasing of international private lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits into our Internet data centers. In the future, we expect to increase the size and number of circuits leased as our network volume grows and we expand geographically. We expect depreciation expense to increase as we open more data centers.

     We intend to establish a network of large-scale, high performance Internet data centers throughout the Asia-Pacific region with most expected to exceed 50,000 square feet. As we establish these facilities, we will also need to increase substantially our sales, marketing, product development and network operations support staff and infrastructure to support our network growth and geographic expansion. Most of these developmental costs will be incurred prior to the realization of any significant growth in revenue. As a result, we believe that we will continue
                                       9.

to incur operating and net losses for at least the next several years, and that our losses will increase significantly from current levels. Our net losses in 1999 of $12.3 million and in the first nine months of 2000 of $36.2 million do not include any of the significant costs associated with the establishment of our new Internet data centers although some capital expenditure has already been incurred. We expect these costs to continue for the foreseeable future.

      On August 3, 2000, we raised $108.8 million, net of underwriting expenses, in an initial public offering of nine million shares of our common stock on the Nasdaq National Market Exchange. The proceeds from the offering have been and will continue to be used to fund the build out of Internet data centers in the Asia-Pacific region, and to fund our growth.

      The Company has recently acquired a building and land which will be financed to build out Internet data center facilities in Seoul, Korea. We have also entered into a definitive agreement to acquire a building and land in Taipei, Taiwan. These two new facilities along with the Hong Kong facility, for which the Company entered into a lease agreement in June 2000, will add over 330,000 gross square feet of new premium Internet data center space.

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

                                                                          Three Months Ended              Nine Months Ended
                                                                          ------------------              -----------------
                                                                            September 30,                   September 30,
                                                                            -------------                   -------------
                                                                         1999              2000          1999          2000
                                                                         ----              ----          ----          ----
                                                                               (unaudited)                  (unaudited)
Revenue:
     Internet access and related services                                 99%                50%           99%           61%
     Hosting, co-location and other managed services                       1                 50             1            39
                                                                   ----------        -----------   -----------   -----------

                        Total revenue                                    100%               100%          100%          100%

Cost of revenue:
     Cost of Internet access and related services                         91                 51           101            61
     Cost of hosting, co-location and other managed services               6                 41             7            31
                                                                   ----------        -----------   -----------   -----------

                        Total cost of revenue                             97                 92           108            92
                                                                   ----------        -----------   -----------   -----------

     Gross margin                                                          3                  8           (8)             8

Operating expenses:
     Network operations and support                                       21                 44            30            29
     Sales and marketing                                                  42                 46            45            38
     General and administration                                           54                 33            63            33
     Amortization of intangibles                                           -                 50             -            62
     Stock-based compensation                                             99                 35            57            50
                                                                   ----------        -----------   -----------   -----------
                        Total operating expenses                         216                208           195           212
                                                                   ----------        -----------   -----------   -----------
Loss from operations                                                    (213)              (200)         (203)         (204)
Interest income and other income                                           3                 15             5            12
Interest expense, other expense and other charges                         (9)                (1)           (6)           (1)
                                                                   ----------        -----------   -----------   -----------
Net loss                                                                (219)              (186)         (204)         (193)
Dividend accretion on preferred stock                                    (38)                 -           (51)            -
                                                                   ----------        -----------   -----------   -----------
Net loss attributable to common stockholders                            (257%)             (186%)        (255%)        (193%)
                                                                   ----------        -----------   -----------   -----------


Three and nine months ended September 30, 2000 and 1999

Comparison of the financial data for the three months ended September 30, 2000, with the three months ended September 30, 1999, and the nine months ended September 30, 2000, with the nine months ended September 30, 1999, may not be meaningful as the financial data for the three quarters of 2000 reflects a shift in the focus of our business strategy in mid-1999 and the results of acquisitions in late 1999 and early 2000.

Revenue

Total revenue increased 419% to $8.0 million for the three months ended September 30, 2000, from $1.5 million for the three months ended September 30, 1999. Total revenue increased 429% to $18.8 million for the nine months ended September 30, 2000, from $3.6 million for the nine months ended September 30, 1999. The increase in revenue for both periods is in part attributable to acquisitions made in late 1999 and early 2000, an increase in the number of customers, and the addition of hosting, co-location and managed services, which represented $4.0 million, or 50%, of the revenue for the third quarter of 2000. We began offering hosting and co-location services early in the third quarter of 1999. Based upon our projections, which include assumptions that may not be correct, we believe that, if we successfully execute our business plan, revenue from hosting, co-location and other managed services could be 80 percent of our total revenue by the end of 2001.

Expenses

Cost of Revenue

Cost of revenue increased 395% to $7.4 million for the three months ended September 30, 2000, from $1.5 million for the three months ended September 30, 1999. Cost of revenue increased 349% to $17.2 million for the nine months ended September 30, 2000, from $3.8 million for the nine months ended September 30, 1999. As a percentage of sales, cost of revenue decreased to 92% for the three months ended September 30, 2000, from 97% for the three months ended September 30, 1999. As a percentage of sales, cost of revenue decreased to 92% for the nine months ended September 30, 2000, from 108% for the nine months ended September 30, 1999. These decreases in cost of revenue were caused by several factors including the change in business mix in the third quarter of 1999 as described above. However, cost of revenue is anticipated to grow relative to revenue in the near term.

We expect cost of revenue for Internet access and related services to remain relatively constant as a percentage of Internet access revenue. We expect cost of revenue for hosting, co-location and managed services to increase as a percentage of revenue. Going forward, we expect gross margin for hosting, co-location and managed services to decrease until we have achieved the necessary revenue levels to offset the initial fixed costs and expenses related to establishing and operating our Internet data center facilities and other infrastructure.

Network Operations and Support

Network operations and support expenses increased over one thousand percent to $3.5 million for the three months ended September 30, 2000, from $317,000 for the three months ended September 30, 1999. Network operations and support expenses increased 415% to $5.5 million for the nine months ended September 30, 2000, from $1.1 million for the nine months ended September 30, 1999. Network operations and support expense as a percentage of total revenue increased to 44% for the three months ended September 30, 2000, from 21% for the three months ended September 30, 1999. Network operations and support expense as a percentage of total revenue decreased slightly to 29% for the nine months ended September 30, 2000, from 30% for the nine months ended September 30, 1999. The increase in network operations and support expense in dollar terms in both periods is primarily due to an increase in our engineering, operations and professional service staff in all regions we serve. The growth in staff was due in large part to the need for network operations and support staff created by the change in our business mix toward hosting, co-location and other managed services early in the third quarter of 1999. We expect network operations expenses to increase at a high rate in terms of absolute dollars as we deploy new Internet data centers and hire additional engineers, operations and professional service staff to support them.

Sales and Marketing

Sales and marketing expenses increased 456% to $3.7 million for the three months ended September 30, 2000, from $657,000 for the three months ended September 30, 1999. Sales and marketing expenses increased 344% to $7.0 million for the nine months ended September 30, 2000, from $1.6 million for the nine months ended September 30, 1999. Sales and marketing expense as a percentage of total revenue increased to 46% for the three months ended September 30, 2000, from 42% for the three months ended September 30, 1999. The increase between the three month periods is due to the timing of publicity campaigns, primarily late in the third quarter of 2000. Sales and marketing expense as a percentage of total revenue decreased to 38% for the nine months ended September 30, 2000, from 45% for the nine months ended September 30, 1999. Sales and marketing expense will continue to increase in absolute dollar terms and decrease in relative terms as we continue to hire more sales staff in the Asia-Pacific region and the United States and as we continue to roll out our worldwide branding campaign in the fourth quarter.

General and Administration

General and administration expenses increased 224% to $2.7 million for the three months ended September 30, 2000, from $828,000 for the three months ended September 30, 1999. General and administration expenses increased 179%
to $6.3 million for the nine months ended September 30, 2000, from $2.2 million for the nine months ended September 30, 2000. This increase was primarily due to the growth in general and administrative staff levels due to the Company's overall expansion, including hiring in anticipation of the Company's initial public offering. General and administration expense as a percentage of total revenue decreased to 33% for the three months ended September 30, 2000, from 54% for the three months ended September 30, 1999. General and administration expense as a percentage of total revenue decreased to 33% for the nine months ended September 30, 2000, from 63% for the nine months ended September 30, 1999. This trend of increases in absolute dollar terms is expected to continue as the Company continues to expand.

Amortization of Intangible Assets

In connection with the earnout payment relating to the acquisition of Web Professionals, Inc., a U.S. based Web hosting company that we acquired in January 2000, we recorded additional goodwill of $375,000 during the three months ended September 30, 2000. We recorded amortization of intangible assets of $4.0 million for the three months ended September 30, 2000. We recorded amortization of intangible assets of $11.7 million for the nine months ended September 30, 2000. We recorded no comparable expense for the three month and nine month periods ended September 30, 1999. As of September 30, 2000,
$38.9 million was recorded as Goodwill, intangibles and other assets which will be amortized over a period of three years.

Stock-Based Compensation

In connection with the grant of stock options to employees and consultants, we recorded stock-based compensation expense of approximately $2.8 million for the three months ended September 30, 2000, compared with $1.5 million for the three months ended September 30, 1999. We recorded stock-based compensation of approximately $9.3 million for the nine months ended September 30, 2000, compared with $2.0 million for the nine months ended September 30, 1999. These increases in stock-based compensation expense were due to increases in the value of the Company's stock and the increase in the number of employees who received stock option grants.

As of September 30, 2000, $15.6 million was recorded as deferred stock-based compensation which will be amortized and recorded as charges to operations over the vesting periods of the options.

Interest income and other income

Net interest and other income/(charges) increased to $1.1 million for the three months ended September 30, 2000, from ($94,000) for the three months ended September 30, 1999. Net interest and other income increased to $2.0 million for the nine months ended September 30, 2000, from ($49,000) for the nine months ended September 30, 1999. The increase in net interest and other income was due to increased levels of interest earning short-term securities and bank deposits as a result of our initial public offering.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through September 30, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefits is not currently likely.

Liquidity and Capital Resources

From our inception until our initial public offering, we financed our operations primarily from private sales of convertible preferred stock, net of issuance costs, totaling $109.4 million and, to a lesser extent, from bank borrowings and lease financings.

On August 3, 2000, the Company completed its initial public offering and received approximately $108.8 million in cash, net of underwriting discounts and commissions.

Net cash used by operating activities for fiscal year 1999 was $5.8 million and for investing activities was $40.1 million. Net cash provided by financing activities was $85.5 million related primarily to the issuance of our Series D preferred stock in December 1999.

At September 30, 2000, we had cash and cash equivalents and marketable securities aggregating $107.9 million. In addition, we had a debt balance at September 30, 2000, of $343,000, related to the remaining balance on a line of credit, and we had capital lease obligations of $2.0 million at September 30, 2000.

We expect to devote substantial resources to continue to establish additional Internet data centers throughout the Asia-Pacific region, expand our sales, support, engineering, professional services, marketing and product development organizations and build the infrastructure necessary to support our growth.

Our capital outlays over the next three months are estimated to be between $30 million and $35 million, and for the next six to nine months estimated to be in the range of $60 to $80 million for the establishment of additional Internet data center facilities. These outlays are net of secured financing of $35 million. We are currently seeking additional financing for these projects. As part of these estimated expenditures, we have entered into fixed asset purchase commitments for fiscal year 2000 and fiscal year 2001, which are estimated to be $12.9 million and $40.4 million, respectively. Included in these commitments are our lease of an Internet data center facility in Hong Kong and our purchase of buildings and land in Taiwan and Korea, which we intend to use primarily as Internet data centers. Except as set forth above, we are unable to accurately predict the level of capital expenditures associated with establishing new Internet data centers because these expenses can vary significantly based upon the quality, timing, location and size of each Internet data center as well as the manner of financing, such as whether we acquire or lease the center.

We expect to continue to make decisions regarding our Internet data center deployment based upon what is most appropriate in light of the status of our business and the opportunities available in the specific markets at the relevant times. We have estimated that it will cost an average of $400 to $500 per square foot to locate sites for, build and equip each Internet data center.

In August 2000, we offered nine million common shares at a price of $13.00 per share, raising approximately $117 million (approximately $109 million net of underwriting discounts and commissions) in an initial public offering. If the anticipated Internet data center buildout expenditures are incurred, we may require additional financing. The Company believes it will be able to obtain the additional financing required to complete its Internet data center buildout on acceptable terms. To date, we have financed the Korea building site and we are finalizing the financing for the Taiwan site. As well, we will continue to use equipment financing to reduce our capital expenditures going forward. There is the risk that additional funding, if needed, may not be available to us on terms acceptable to us, or at all, to fund the second stage of our expansion plans. In addition, we are regularly evaluating potential acquisitions, and we may need to rely on additional equity or debt financings to finance future acquisitions.

In October and November 2000, the Company secured loan financing for its Internet data center projects in Korea and Taiwan, respectively. The loan in Korea is for approximately $12.6 million. It is secured against the land and buildings, is for a term of 5 years, and currently bears interest at a variable rate no greater than 11% per annum. The loan in Taiwan is for approximately $14.1 million. It is secured against the land and buildings, is for a term of 15 years, and currently bears interest at 7.5% per annum.

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

Our stock price has been extremely volatile in the past and is likely to be extremely volatile in the future, which could lead to a high rate of attrition of our employees and lost revenue and lost contracts with customers and vendors.

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

         We have never achieved profitability, have accumulated net losses of $64.8 million from our inception through September 30, 2000 and have had to rely on the proceeds of the sale of equity securities to fund our operations. We believe that we will continue to incur losses for at least the next several years and that our losses will increase significantly from current levels. We expect to fund our growth through equity or debt financings. Our inability to finance our operations may limit our growth potential or render us unable to continue operating. Furthermore, we may not be able to obtain financing on satisfactory terms. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

We operate in a relatively new and evolving market with rapid technological changes and uncertain prospects for growth. This market may evolve in a manner that jeopardizes our prospects for growth and profitability.

         The market for our services in the Asia-Pacific region has only recently begun to develop and is evolving rapidly. Projected growth of this market may not be realized. The market for our services may not grow, our services may not be adopted and businesses may not use these Internet based services to the degree or in the manner that we expect. In addition, if we are not able to effectively respond to technological changes or if technological advances diminish the benefits derived by our customers from the use of our products and services, future demand for our services could be reduced. For example, it is possible that businesses may find it cheaper, more secure or otherwise preferable to host their web sites and applications internally and decide not to outsource the management of their web sites and applications. If we are not able to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected or if our services do not achieve market acceptance, we will not achieve growth levels necessary to become profitable.

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

         We are dependent upon businesses, such as national telecommunications carriers that are monopolies or have significant regulatory advantages over us, which provide us with resources we need to provide services in one or more markets. These businesses either currently compete with us or may compete with us in the future. Increasingly, Internet service providers, hosting companies, telecommunications companies and equipment manufacturers based in North America have announced plans to enter into or expand their operations in markets in the Asia-Pacific region. For example, companies such as PSINet, AboveNet Communications, and its parent Metropolitan Fiber Networks, Exodus Communications, Inc., Global Crossing GlobalCenter, Level 3, WorldCom, Telegis Networks, Pihana Pacific, and Intel have announced plans to enter into or expand their current operations in the Asia-Pacific region. When these companies expand their presence in the Asia-Pacific region, customers may decide to use their services in the region instead of ours.

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

         . third party or systemic infrastructure failures, including Internet network outages, power and utility loss and problems with the satellite systems used for our data back-up; and

         . disruptions due to human intervention, including computer viruses, interruption, break ins, security breaches, misappropriation, denial of service, vandalism and similar disruptive problems caused by our customers or Internet hackers.

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

         Based upon our shares outstanding as of October 31, 2000, our executive officers and directors, their affiliates and other significant stockholders will together control approximately 63% of our outstanding common stock as a result of their shareholdings, which if they act together, would enable them to control all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of iAsiaWorks or our assets and might adversely affect the trading price of our common stock.

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

         We currently operate throughout the Asia-Pacific region. As a result, our results of operation and future growth depend on the economies in these markets. There are certain risks inherent in conducting business in the Asia-Pacific region that could affect our profitability, including:

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

Inability to acquire sufficient power to facilitate our operations may limit our growth in the Asia-Pacific region.

         The underdeveloped infrastructure in many countries in the Asia-Pacific region may inhibit our ability to attain sufficient, reasonably priced sources of electrical power to support our Internet data centers. The quality and reliability of the available power sources may also interfere with the uninterrupted operation of our services, which could adversely impact the operation of our Internet data centers.

Currency fluctuations could decrease our revenue or increase our costs. In addition, restrictions on currency exchange could prevent us from effectively using our funds.

         We conduct business in multiple countries in the Asia-Pacific region and generate revenue, expenses and liabilities in multiple Asia-Pacific currencies. Gains and losses on the conversion of foreign payments may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenue and gross margins from our international sales. We currently engage only in very limited currency hedging activities. In addition, some of the countries in which we operate or plan to operate impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies into other Asia-Pacific or non Asia-Pacific currencies, including U.S. dollars, which could prevent us from effectively using our funds. Currency rate fluctuations and exchange controls could negatively impact our financial performance by increasing costs and offsetting revenue or income from our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

         Our primary currency rate risk exposures relate to:

     . our decentralized operations, whereby, for example, approximately 84% of our revenues during the fiscal quarter ended September 30, 2000 were derived from operations in the Asia-Pacific region, and were denominated in currencies other than the U.S. dollar;

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

The net offering proceeds to us after deducting the underwriting discounts and total expenses related to the offering were approximately $106,061,000. We intend to use such net offering proceeds over an approximate nine month period from August 8, 2000. We estimate that we will use between $60 million and $80 million of the proceeds for the establishment of additional Internet data center facilities, the hiring of additional personnel and the remainder for general corporate purposes and acquisitions. Pending these uses, we will invest the net proceeds of the offering in short-term, interest-bearing, investment grade securities. Through September 30, 2000, we have used approximately $18 million of these proceeds towards the purposes mentioned above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K.

       a. Exhibits

Exhibit
Number              Description
-------             -----------

3.1 Second Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 8, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.1 Certified Resolution and Loan Agreement, dated October 7, 2000, by and among the registrant's subsidiary iAsiaWorks Korea Ltd., the registrant, and Korea First Bank, Yangjae dong Branch.

10.2 Turnkey System Agreement and Novation Agreement, dated July 6, 2000, by and among the registrant's subsidiary iAsiaWorks
                    (HK) Limited, Weelek Company Limited and Piller GmbH Germany (incorporated by reference to Exhibit 10.23 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

10.3 Sale and Purchase Agreement, dated July 22, 2000, by and among the registrant's subsidiary iAsiaWorks Korea Ltd., Senan Corp. and Mr. Eui Seok Lee (incorporated by reference to Exhibit 10.24 to the Registrant's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

27.1                Financial Data Schedule.


       b. Reports on Form 8-K

         The Company filed a report on Form 8-K on November 2, 2000 announcing the resignation of Peter Morris from its board of directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000



                                        IASIAWORKS, INC.


                                        By: /s/ JoAnn Patrick-Ezzell
                                           -------------------------------------
                                           JoAnn Patrick-Ezzell
                                           Chief Executive Officer


                                        By: /s/ Jon F. Beizer
                                           -------------------------------------
                                           Jon F. Beizer
                                           Chief Financial Officer President -
                                           U.S.