Form 10-K
period 2000-12-31
IASIAWORKS INC
filed 2001-04-02
CIK 1110992

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the fiscal year ended December 31, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

    For the transition period from       to

                       Commission file number 000-31201

                               ----------------

                               IASIAWORKS, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                               94-3228782
          (State or other jurisdiction        (I.R.S. Employer Identification No.)
        of incorporation or organization)
          555 Airport Blvd., Suite 300,
             Burlingame, California                          94010
     (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code (650) 340-8460

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $0.001 par value.

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 27, 2001 was approximately $44,588,777 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   On March 27, 2001, 39,673,325 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                                           Page
                                    PART I

Item 1   Business...............................................................................   3
Item 2   Properties.............................................................................  21
Item 3   Legal Proceedings......................................................................  21
Item 4   Submission of Matters to a Vote of Security Holders....................................  21

                                    PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters..................  22
Item 6   Selected Financial Data................................................................  23
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  24
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.............................  30
Item 8   Financial Statements and Supplementary Data............................................  30
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..  30

                                   PART III

Item 10  Directors and Executive Officers of the Registrant.....................................  31
Item 11  Executive Compensation.................................................................  33
Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  38
Item 13  Certain Relationships and Related Transactions.........................................  40

                                    PART IV

Item 14  Exhibits, Financial Statements, and Reports on Form 8-K................................  41
Signatures.....................................................................................   68

                               USE OF TRADEMARKS

   We have filed an application with the United States and Trademark office seeking to register "iAsiaWorks" as a trademark in the U.S., and iAsiaWorks(TM) with the accompanying design and the iAsiaWorks logo are trademarks of iAsiaWorks, Inc. Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder. The inclusion of other companies' brand names and products in this document is not an endorsement by us.

                                    PART I

   This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in other reports filed with the Securities and Exchange Commission that advise interested parties of risks and uncertainties that may affect our business. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

ITEM 1. BUSINESS

The Company

   We offer a broad range of Internet services that allows business customers to build or extend their presence across multiple markets in the Asia-Pacific region. Our services include high-speed, leased-line Internet access, hosting, co-location, managed services and other value-added services. Our customers include Asia-Pacific businesses that desire to establish or extend their Internet operations within the Asia-Pacific region and into the United States and businesses located outside the region that wish to conduct Internet operations in the Asia-Pacific region. We help our customers enter markets that are complex and difficult for non-indigenous businesses to penetrate.

   Our hosting and co-location services utilize our high-quality Internet data centers. Internet data centers are facilities that provide our customers the physical environment necessary to keep their servers up and running 24 hours a day, seven days a week. Typically, these facilities are custom designed with high volume air conditioning temperature control systems, 24 x 7 secured access, ample electricity supply, connections to high-bandwidth telecommunications lines and other infrastructure. The purpose of these facilities is to house, protect and maintain server computers that store and deliver Internet content, such as web pages, applications and data, to users in our customers' targeted markets.

   Our Internet data centers are strategically located throughout the Asia-Pacific region and provide our customers with high-speed, direct connections to telecommunication networks and Internet service providers, and avoid much of the congestion that exists on the telecommunication networks between countries in the Asia-Pacific region. By housing each of our customer's Internet content at an Internet data center in the target market the customer is trying to reach, we minimize the number of telecommunication network interconnections that the customer's content must cross, thereby reducing the possibility of performance bottlenecks and increasing the speed and reliability of the customer's delivery of Internet content to users. These Internet data centers provide secure and reliable domestic and international Internet connectivity to support our customers' Internet initiatives. Initial construction of our Internet data centers in Hong Kong and Taiwan was completed in February 2001. Our Korean Internet data center is currently under construction, and we expect that initial construction will be substantially completed in the second quarter of 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers is available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing. In addition to the Internet data centers we are currently constructing, we lease Internet data center space from a number of providers throughout the Asia-Pacific region.

   To complement our dedicated hosting and co-location services and to offer end-to-end solutions for our business customers, we provide a broad range of managed and value-added services. In addition to establishing a customer's Internet presence, we are able to provide managed services such as 24 x 7 performance monitoring, enhanced security and administration services to support its Internet operations. Additionally, our value-added services allow us to assist our customers in navigating the complexities of operating in markets with which they are not familiar. For example, we can help our customers tailor their Internet content to each local market as well as enable commercial transactions over the Internet and the associated logistics and distribution fulfillment.

   To provide a full suite of value-added services to our customers, we created our Works Group alliance program. Through this program, we have established contractual relationships with web development, translation, localization, legal and regulatory compliance, e-commerce transaction processing, fulfillment and logistics companies, in the United States and various markets in the Asia-Pacific region.

Recent Developments

   Effect of economic conditions. The current economic environment has negatively impacted our business. We have seen signs of decreased demand both in U.S. companies seeking to expand into Asia, and in Asian companies expanding in country and across the region.

   Our business has been impacted by Internet-related companies reducing the size and scope of operations. Existing customers have expanded their use of our services more slowly than we expected, and the sales cycle for new customers has grown longer. Additionally, price has replaced speed as one of the key decision criteria for customers, which creates downward pressure on our prices and consequently our gross margins. Many customers and prospective customers have scaled down their budgets for capital expenditures and are allocating less money for expansion into new geographic markets, which frequently include the markets we serve in the Asia-Pacific region.

   Finally, because it is a difficult environment for companies in the United States and the Asia-Pacific region to raise additional funds, we have seen an increase in the aging of our accounts receivables and in the level of payment defaults.

   Legal Proceedings. Beginning on March 23, 2001, several putative class actions were filed against us, several of our officers and directors, and the underwriters of our initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of our stock between August 3, 2000 and November 27, 2000. The plaintiffs allege claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the prospectus and registration statement issued in connection with our initial public offering. These actions are at a very early stage and, accordingly, we are unable to predict their ultimate outcome.

   However, we believe the foregoing actions are without merit and intend to defend against them vigorously. An unfavorable outcome in these actions could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcome is resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operations.

   Australia Operation. A decision was recently made to substantially downsize the Australia operation. This included a substantial reduction in the number of employees and a potential sale of our shared hosting business. Actions relating to this decision are expected to be complete in the second quarter of 2001.

   Business Operations. We require additional funds to continue our business objectives and intend to seek out additional sources of financing to meet our needs. In addition, we are reviewing our cost structure and will be reducing our operating expenses through a variety of measures, including, without limitation, a significant reduction in force. These actions will materially affect our financial condition and results of operations and result in accounting charges.

   Management Changes. Effective April 2, 2001, Ms. Patrick-Ezzell resigned as our Chief Executive Officer. She will remain the Chairman of our board of directors and will continue to provide strategic advice to us. Jonathan Beizer has assumed the offices of President and Chief Executive Officer and has been appointed to our board of directors. He shall also remain our Chief Financial Officer. Our President-Asia, Laurence Wee, recently resigned to pursue other opportunities.

Our Solution

   Our solution provides the following advantages to our customers:

   Single source provider across the Asia-Pacific region. We currently deliver a broad range of Internet services to customers in Hong Kong, South Korea, Taiwan, the United States, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore and Thailand. We believe no company currently offers as comprehensive a range of hosting and co-location services in as many markets in the Asia-Pacific region as we do. We also provide Internet access service in Hong Kong, South Korea and Taiwan.

   Local market expertise and resources. We have been serving business customers in the Asia-Pacific region since we commenced operations, and as of December 31, 2000, 286 of our 393 employees were located in the region. We have people, experience and relationships in multiple markets in the Asia-Pacific region that allow us to address the complexities our customers face with respect to language or dialect, culture, business practices, regulations, politics, currency and Internet infrastructure. The experience and knowledge of our local employees facilitates our ability to deal with the legal, governmental and administrative systems of these markets and to establish alliances with local companies in these markets.

   Comprehensive offering of high performance services. Our services are designed to provide the availability and reliability that customers need for mission-critical Internet operations. In addition, our services are designed to be flexible and scalable to provide customers with a consistently high level of performance as their Internet operations expand. Currently we offer:

  .  geographically distributed Internet data centers;

  . strong in-country and international Internet connectivity, traffic exchange, dedicated hosting and network access;

  . the ability to quickly scale the amount of hosting space, power, bandwidth and managed services;

  . 24X7 managed services and technical support, including administration, monitoring, security, backup, content distribution and other managed services; and

  . value-added services, such as consulting, system integration, web development, translation, localization, legal and regulatory compliance, e-commerce transaction processing, fulfillment and logistics services.

   Ready access to new technology and highly qualified personnel. Because we are headquartered in Silicon Valley, we have early and on-going access to the latest developments in Internet technology, products and services. As a result of our significant presence in both Silicon Valley and the Asia-Pacific region, we believe that we are able to identify, evaluate and introduce these innovations into the region before other service providers. We also have access to a pool of highly qualified technical and management professionals in Silicon Valley who can train our in-country personnel in the Asia-Pacific region, as well as facilitate the implementation of these technologies.

   Experienced management. Our senior management team, located both in the Asia-Pacific region and the United States, possesses a deep understanding of the local markets and has extensive business experience and strong technical knowledge. We believe that the development of the Internet in the Asia-Pacific region is following many of the same trends exhibited in the U.S., and that our management team is well positioned to apply their collective experience to anticipate and take advantage of the opportunities in the region.

   Localized customer service. We provide high quality, responsive, 24X7 customer service. Customers can communicate with us in either English or the local language of any market we service, whereas many of our competitors are only equipped to do business in a single language, typically that of the local market. Additionally, we offer customers the opportunity to meet face-to-face with our sales staff, network support staff and technical engineers, during all phases of the implementation process. Our customers benefit from our ability to provide information about and solutions in the markets we serve without the time or expense of travelling or the inconvenience of dealing with time-zone differences.

Our Services

   We currently offer a comprehensive range of Internet services in the Asia-Pacific region. Our goal is to provide a range of services business customers need to conduct their Internet operations in multiple markets in the Asia-Pacific region. The specific services we offer in each market are determined by the needs of the market, our resources within the market, local regulations and competition.

   Co-location services. We operate owned and leased Internet data centers in Hong Kong, South Korea, Taiwan, the United States, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore, and Thailand. Co-location services enable our customers to outsource the management of their servers in our Internet data centers, and thereby take advantage of our facilities, our support personnel, access to Internet service providers who are also co-located on our facilities, and access to our network.

   For those customers that take advantage of our network services, we offer a fully redundant network, which is comprised of international backbone circuits, access to the major public Internet exchanges, and our private peering and transit agreements with other providers. What this means to our customers is bandwidth on demand that can grow and scale with the customer, low latency and high availability access to the Internet, and redundancy and excess capacity to minimize effects of unforeseen events--all with pay-as-you-go and plug-and-play convenience.

   Hosting services. We offer hosting services to business customers throughout the Asia-Pacific region and the United States. Typically, hosting provides businesses a presence on the Internet without the physical need for wholly owned and maintained equipment and support personnel. While we provide both dedicated and shared hosting services, our primary focus is on dedicated hosting, in which a single customer site is hosted on one or more servers and in one or more locations. Shared hosting involves the hosting of multiple customers' sites on a single server owned by us.

   Managed services. We offer our business customers a full range of managed hosting services, including:

  . administration services--installation, configuration and maintenance of a customer's site or equipment to meet its hardware, software and network needs;

  . monitoring services--monitoring, evaluating and reporting usage and performance to ensure a high level of service;

  . security services--providing security for Internet data center, network and server infrastructure to protect mission-critical Internet operations;

  . backup services--backup and retrieval services to prevent the loss of mission-critical data;

  . content distribution services--replication and management of traffic flows for efficient transmission; and

  . other managed services--procurement and management of network, equipment and systems to support our customers' access and hosting needs.

   Value-added services. We offer through our partners a variety of value-added services, including:

  .  legal and regulatory compliance;

  . web design and development, including translation and cultural adaptation of web sites; and

  . enabling of e-commerce, including transaction processing, currency conversion, logistics and distribution fulfillment.

Our Technology

 Network

   Currently, we operate Internet network infrastructure and facilities in Hong Kong, South Korea, and Taiwan. Our network provides Internet connections within these markets via extensive peering, purchased transit and a number of international private lines. The foundation of our network is our extensive peering relationships. In peering relationships, Internet service providers agree to carry each others' traffic on their networks, or peer, to improve performance, reduce congestion and lower costs. Where we do not have peering relationships, we purchase transit from other providers to maintain a high level of connectivity for our customers. Currently, our high-speed network comprises peering and transit interconnections with more than 100 providers, including many of the largest providers in the Asia-Pacific region and the United States.

   Hong Kong. Our facility in Hong Kong consists of two points of presence, or POPs, from which we have gibabit Ethernet connections to the Hong Kong Internet Exchange, or HKIX, augmented by private line transit connections to major Internet service providers. Within the HKIX, we currently have peering relationships with more than 50 Internet service providers. In addition, we have several direct international private lines between our POP in Hong Kong and our facilities in the United States. We also have a dedicated circuit between our facilities in Hong Kong and Taiwan.

   Taiwan. Our facilities in Taiwan consist of POPs in Taipei, Hsinchu, Taichung, Kaohsiung and Taoyuan. We peer with virtually all of the major Internet service providers in Taiwan via a T3 connection to the Taiwan Internet Exchange and via an OC3 connection to a major Internet service provider. In support of our Taiwan operation, we also maintain international private lines between Taipei and our facilities in the United States and connections via Hong Kong.

   South Korea. Our facility in South Korea consists of two POPs in Seoul, from which we have a gigabit Ethernet connection to the Korean Internet Network Exchange, or KINX. Our facility in Seoul takes advantage of public peering via the KINX, where we peer with virtually all of the major Internet service providers in South Korea. Additionally, we have private OC3 connections to the domestic gateways, private connections to an international gateway, and direct private line connections to the United States.

   United States. In the United States, we have facilities in Santa Clara, San Jose and the Palo Alto Internet Exchange. An OC3 circuit in the Santa Clara location allows us to link all of these facilities into a high-speed network. This network, in conjunction with our various U.S.-based peering relationships, provides a centralized transit point for all of our traffic between the Asia-Pacific region and the United States.

 Internet Data Centers

   Our Internet data centers, operated directly by us or by strategic partners, are located in 13 markets in the Asia-Pacific region and in the United States. Each of our current facilities is of high quality and provides substantial domestic and international Internet connectivity, reliable back-up power supply and secure network and infrastructure. Most of our current Internet data centers are not large-scale facilities. Initial construction of our new, large scale Internet data centers in Hong Kong and Taiwan was completed in February 2001. Our Korean Internet data center is currently under construction, and we expect that initial construction will be substantially completed in the second quarter of 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers is available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing. In addition to the Internet data centers we are currently constructing, we lease Internet data center space from a number of providers throughout the Asia-Pacific region.

Customers

   We have established a diversified base of customers in a wide range of industries, including finance, entertainment, high technology, publishing, Internet, manufacturing and advertising. As of December 31, 2000, we had more than 5,700 customers, the great majority of which are business customers. We provide more than 1,200 of these customers with leased-line Internet access services and 269 with dedicated hosting and co-location services. Most of the remaining customers utilize shared hosting and dial-up services. The following is a list of our five largest customers and the markets in which we have contracted to provide services for each of them.

Customer                     Markets
- --------                     -------
Digital Island/Sandpiper.... Hong Kong, South Korea, Taiwan, China, New Zealand
DoubleClick................. South Korea, Taiwan, China
Outblaze.................... Hong Kong, Taiwan
Skylove..................... South Korea
Internet Solutions.......... Hong Kong

Sales and Marketing

   Our sales and marketing objective is to achieve broad market penetration by targeting business customers in and outside the Asia-Pacific region that desire to extend their Internet operations across multiple markets in the Asia-Pacific region. We also target business customers in the Asia-Pacific region who wish to extend their Internet operations into the United States. As of December 31, 2000, we had 87 employees engaged in sales and 20 in marketing.

 Sales

   We sell our high-speed Internet access services to businesses through our direct sales force and through independent distributors. To date, our hosting and co-location and managed service sales have been made exclusively through our direct sales force. In addition, we are currently developing indirect sales channels for these non-access services and our other value-added services.

 Direct Sales

   U.S. Based Sales. At December 31, 2000, we had U.S. sales offices in San Mateo, New York, Boston, Seattle, and Irvine. Our U.S. direct sales force consisted of 24 people, of whom 19 were quota carrying and most of whom had been hired during fiscal 2000. Most of them have between five and 10 years of proven sales results within industries such as Internet hosting, co-location, data and telecommunications network services.

   In-Country Based Sales. In Asia, we have sales offices in Hong Kong, South Korea, Taiwan, Singapore, and Australia. We have been strengthening and improving our sales force in the Asia-Pacific region significantly and as of December 31, 2000, we had 41 account managers, 12 in Hong Kong, 10 in South Korea, 17 in Taiwan and two in Australia. Most of these account managers were hired during the fiscal year 2000. Most of our account managers have experience selling Internet or telecom related products. Typically, our account managers focus on high-speed, leased-line Internet access; hosting and co-location; or targeted specific industries. We also use independent distributors to sell high-speed Internet access services, primarily in South Korea.

 Indirect Sales

   We have been developing what we term internally as our Works Group alliance program as a means both to provide value-added services and to develop indirect sales channels for our dedicated hosting, co-location and managed services. As part of this program, we have established contractual and informal relationships with companies that can offer the following services to our customers:

  . hosting providers focused in other geographic areas of the world to assist our customers with global expansion; for example, Qwest Communications and CityReach;

  . web design and development services to assist our customers in designing their Internet content to address local preferences; for example, Delirium;

  . translation services for Internet content and localization services to assist our customers in customizing their Internet content and operations for their targeted local markets, including translating their web sites into the local language; for example, Uniscape and Globalsight;

  . legal and regulatory compliance services to assist our customers in navigating the local regulatory requirements; for example, International Counsel; and

  . logistics and distribution fulfillment services which assist our customers in delivering their goods to and from the local market; for example, iLink Global.

   In addition, we have formed alliances with key hardware vendors; for example, Sun Microsystems.

   These relationships are structured so that we can work with our partners to jointly market both our services and their services, as well as refer each other's services to our respective business customers. Although none of these relationships are material from a financial standpoint, typically, there is a referral fee, commission or other revenue producing opportunity for both parties in each relationship.

 Marketing

   Our marketing organization employs a broad range of marketing communications and public relations activities to stimulate product demand. Marketing communications activities have included participation in local trade shows and Internet conferences. We are active in a Hong Kong-based organization called "I-and-I," which brings large groups of Internet business people together once a week and sponsors Internet conferences around the Asia-Pacific region. Going forward, we will be coordinating efforts on a regional basis and may sponsor or participate in major trade shows or trade conferences throughout the Asia-Pacific region and the United States. Additionally, we will continue to seek exposure through speaking engagements, which focus on cultivating industry analyst and media relationships with the goal of securing broad media coverage and visibility. We ran a major advertising campaign across the Asia-Pacific region and in the U.S. in the fourth quarter of fiscal year 2000. Our recent openings of new Internet data centers in Hong Kong and Taiwan garnered significant press attention, including an article in The Asian Wall Street Journal. We may also run advertisements and promotions targeted at companies that are interested in taking advantage of hosting and co-location services in the Asia-Pacific region.

Business and Product Development

   As an adjunct to both our sales and marketing groups, we have established a business and product development group. This group is responsible for identifying and evaluating the latest Internet technology, products and services whether from Silicon Valley, the Asia-Pacific region or elsewhere, with a view to early implementation of these developments in each of our markets. As of December 31, 2000, we employed 10 people in business and product development.

Customer Service

   We believe that we offer superior customer service by understanding the technical requirements and business objectives of our customers. We are able to assist customers from multiple locations, in either English or their local language. By working closely with each of our customers, we are able to optimize the performance of their Internet operations, minimize downtime, resolve quickly any problems that may arise and make appropriate adjustments in services as the customer's needs change over time.

   Our customer service efforts begin before a sale, when we provide technical support for complex orders. During the installation phase, we assign a transition team and a project manager, who also retains responsibility for the account after installation. After installation, our network operations support staff at each Internet data center's network control center is available 24X7 to answer customer calls, monitor site and network operations and dispatch teams to solve any problems that arise. As of December 31, 2000, we had 106 employees dedicated to network center operations technical support and nine employees in customer service.

Competition

   The market we serve is highly competitive. There are few substantial barriers to entry, and we expect that we will face additional competition from diverse existing competitors and new market entrants in the future. The principal competitive factors that we are addressing in this market include:

  .  broad geographic presence throughout the Asia-Pacific region;

  .  price sensitivity;

  . network capability, reliability, quality and security and scalability of service;

  . the variety of services offered, pricing and the timing of introductions of new services to the market;

  .  customer service support and technical expertise;

  .  brand name;

  .  the ability to maintain and expand effective distribution channels;

  .  financial resources; and

  .  conformity with developing industry standards.

   For U.S. businesses seeking to expand into the Asia-Pacific region, we believe that the primary factor to be considered in their selection of a hosting company is the range and quality of services and geographic coverage offered, with price as a secondary consideration that is increasing in importance in the current economic environment. For businesses based in the Asia-Pacific region, we believe the primary factor is price, with quality and range of service and geographic coverage being secondary factors.

   Our major current competitors are:

  . current or former national monopoly telecom providers, such as Korea Telecom, Chunghwa Telecom in Taiwan, and PCCW in Hong Kong;

  .  global service providers, such as Exodus and WorldCom; and

  . in-country Internet service providers, hosting and co-location companies and real estate companies, such as Dacom in Korea, SeedNet in Taiwan, and iAdvantage in Hong Kong.

   We currently have a number of competitors in each of the markets we serve. We believe that our competitors in each market generally include several small, local Internet service providers, a few national telecommunications providers, and at least one global service provider or hosting company. However, we believe that only a few of our competitors currently compete with us in multiple markets in the Asia-Pacific region and have sufficient capitalization and infrastructure to do so.

   Increasingly, Internet service providers, hosting companies, telecommunication carriers and equipment manufacturers based in North America have been announcing plans to enter or expand into markets throughout the Asia-Pacific region. For example, companies such as AboveNet Communications, and its parent Metropolitan Fiber Networks, Exodus Communication, Inc., Level 3, WorldCom, Pihana Pacific and Intel have all announced plans to establish Internet data centers in the Asia-Pacific region. Additionally, several local players have established or announced plans to establish regional or greater China expansions such as I-Link, iAdvantage, @Network, IXTech, Diyixian, and Powerbase.

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. There is no assurance that customers using non-Asia-Pacific based carriers outside of the Asia-Pacific region will be willing to use our services in the Asia-Pacific region. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more readily, take advantage of acquisition and other opportunities more effectively, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional value-added services competitive with those provided by us.

   New market entrants could also include local companies, such as real estate developers, that may take advantage of their local expertise and relationships to compete with us. In addition, we believe that our competitors are likely to combine their efforts in the near future, through acquisitions, joint ventures and other alliances. New market entrants or the creation of stronger competitors through combinations could result in price erosion and other competition, which would make it difficult for us to attract new customers, retain existing customers, or attain revenue and gross margin levels sufficient to generate a return on our investments.

   For additional information regarding our existing and potential competitors, see "Risk Factors--The potential market for Internet services in the Asia-Pacific region may attract new and existing competitors, which could narrow our margins and limit our growth prospects" on page 15.

Employees

   As of December 31, 2000, we had 393 employees, including 112 employees in Hong Kong, 53 employees in South Korea, 79 in Taiwan, 36 employees in Australia, and 113 employees in the United States and all of our other offices. Of those employees, 87 were in sales, 20 in marketing, 10 in business and product development, 75 in engineering, professional services and data center development, 115 in network operations and customer service support and 50 in finance and information technology and 36 in other groups. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our relationships with our employees are good.

                             CORPORATE INFORMATION

   iAsiaWorks, Inc. was incorporated in California in August 1995 as AUNET Corporation. In December 1999, we changed our name to iAsiaWorks, Inc. We reincorporated in Delaware in August 2000. Our principal executive offices are located at 555 Airport Blvd., Suite 300, Burlingame, California 94010 and our telephone number is (650) 340-8460. Our Asia-Pacific regional headquarters are located at Hong Kong Telecom Tower, 27th floor, Taikoo Place, 979 Kings Road, Quarry Bay, Hong Kong, and the telephone number is 852-2511-3848.

                                 RISK FACTORS

   Our business, financial condition or operating results could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks, and you may lose all or part of any investment you make in our common stock.

                         Risks Related to Our Business

   We expect significant increases in our operating expenses and continued losses.

   We have never achieved profitability, have accumulated net losses of $85.8 million from our inception through December 31, 2000 and have had to rely on the proceeds of the sale of equity securities and the incurrence of debt to fund our operations. We believe that we will continue to incur losses for at least the next several years and that our losses will increase significantly from current levels. We expect to fund our growth through equity or debt financings or business combination transactions, if available.

   We may not be able to grow our business or continue operating if we cannot raise additional financing.

   Our independent certified public accountants have included an explanatory paragraph in their audit report with respect to our financial statements related to a substantial doubt with respect to our ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations may be adequate to fund our operations in the ordinary course until approximately the middle of the second quarter of 2001. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to restrict our business and product development efforts or to deplete our available cash at an earlier date. We need to find additional funding to finance our operations. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business development efforts, and we may be unable to continue as a going concern or we may have to sell assets. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing. The continued existence of our current indebtedness secured by our new Internet data centers in South Korea and Taiwan, as well as indebtedness incurred, may make it more difficult for us to obtain additional debt financing. In addition, a further downturn in our financial situation, the imposition of bankruptcy proceedings or other action against us based upon our financial condition, may result in non-compliance with our existing credit arrangements. As of March 30, 2001, we were in compliance with our existing credit arrangements. Our failure to adequately remedy any future non-compliance with any of our credit arrangements may cause the Company to be in default under one or more of our credit arrangements and, if declared by the lenders, such defaults will trigger cross defaults in our other credit arrangements, accelerate repayment of certain debts, and may permit lenders to foreclose upon our new Internet data center in South Korea. In the event we are the subject of a bankruptcy proceeding, we may be forced to reorganize or possibly dissolve, and our stockholders may not receive any assets upon liquidation. In addition, we could be delisted by the Nasdaq National Market. Such events could materially adversely affect our business, financial condition and results of operations. Our management is implementing plans designed to reduce our cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures, including a significant reduction in force. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without a material adverse effect on our business, financial condition or results of operations.

   If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be significantly diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. There is currently no agreement in place with any source of financing, and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms. Lack of additional funds will materially adversely affect us and our business and may cause us to cease operations or cause us to sell assets. Consequently, our stockholders could incur a loss of their entire investment in us.

   As a result of questions concerning our status as a going concern, our customers and vendors may decide not to do business with us.

   Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly.

   If we are unable to motivate and retain our personnel, it could have a material, adverse effect on our business.

   Our success depends in large part on our ability to motivate and retain highly-skilled employees on a timely basis. Our cost-cutting efforts and the future workforce reduction will result in some disruption of our ongoing operations and impair our efforts to motivate existing employees. Our failure to retain highly-skilled personnel may limit the rate at which we generate revenue and develop new products and services or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

   We are the subject of, and may be the subject of additional, class action suits, which would divert significant resources away from our business.

   We are a defendant in several putative class action lawsuits in federal court. All of these lawsuits are at a very early stage, and we are unable to predict their outcomes. An unfavorable outcome in any of these lawsuits could have a material adverse effect on our prospects and financial condition. Even if the litigation is resolved in our favor, the defense of that litigation will entail considerable cost and diversion of efforts of management, either of which are likely to adversely affect our results of operations.

   Continuing uncertainty of the U.S. economy may have serious implications for the growth and stability of our business and may negatively effect our stock price.

   The revenue growth and profitability, if any, of our business depends significantly on the overall demand for dedicated hosting, co-location and managed services, particularly in the service segments in which we compete. Softening demand for these services caused by ongoing economic uncertainty may continue to result in decreased revenues or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures for purposes such as increasing their use of Internet services. Further delays or reductions in Internet services expansion spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price.

   We may not grow our business or become profitable if we are not successful in completing a change in our strategic focus.

   From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access in selected markets in the Asia-Pacific region. In July 1999, we began to implement a significant change in our business strategy to focus on providing dedicated hosting, co-location and managed services throughout the Asia-Pacific region. Our inability to successfully execute this business strategy could compromise our future growth and profitability, if any.

   Our Internet data center construction plans may be delayed, never be completed or experience other significant problems, which would delay or prevent us from realizing our ultimate profitability.

   Some of the Internet data centers currently operated by us or our strategic partners are not large-scale facilities. Our future growth and ultimate profitability, if any, will be jeopardized if we cannot continue to establish significant new Internet data center capacity, which may not occur due to inadequate facilities available for sale or lease, construction delays, inability to obtain additional adequate financing, inability to obtain necessary authorizations or technological problems.

   We have a limited track record for the operation of large-scale, high performance Internet data centers. In addition, if any of these risks affect our Internet data center operations, the benefits of our substantial investment in these Internet data centers may be delayed or never occur. In that case, we will be delayed or prevented from realizing our ultimate profitability.

   We will need to greatly expand our customer base to benefit from our investments in our Internet data centers.

   We have incurred and will continue to incur significant costs to establish and operate our new Internet data centers. If we are unable to significantly grow our customer base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. We have limited experience in attracting and servicing our hosting, co-location, managed services and other value-added services customers. Our ability to attract and retain additional customers for these services depends on a variety of factors including the willingness of businesses to outsource their Internet operations and the quality, reliability and cost-effectiveness of our services. If we are unable to significantly increase our customer base for hosting, co-location, managed services and other value added services, we will not realize our expected growth or achieve profitability.

   Our stock price has been extremely volatile in the past and is likely to be extremely volatile in the future, which could lead to a high rate of attrition of our employees and lost revenue and lost contracts with customers and vendors.

   The market price of our common stock has been and may continue to be extremely volatile in the future. The stocks of Web-related and technology companies like ours have experienced extreme price and volume fluctuations in recent months. Although the market price of our stock will in part be based on our business, financial condition and operating results, we expect that it will also be affected to a significant degree by these market-wide and industry-wide factors.

   Fluctuations in our stock price could continue to lead to employees leaving us due to their perception of the value of their stock options in relation to the price of our common stock. If this were to continue to occur, our business, results of operations and financial condition could be harmed.

   Fluctuations in our stock price could also lead to a loss of revenue due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may therefore be unwilling to do business with us. If this were to continue to occur, our business, results of operations and financial condition could continue to be harmed.

   In addition, fluctuations in our stock price will make raising capital through equity financings more difficult to obtain. Potential investors in our company may perceive an investment in us as being risky due to the volatility of our stock price. If this were to continue to occur, raising additional capital through an equity financing may not be obtainable or may only be obtainable on terms unfavorable to us or the stockholders or both. Potential terms may have negative consequences such as dilution of stockholders or a further decline in our common stock price.

   Recent economic conditions in the securities markets may decrease our chances of obtaining additional financing and may make the terms of any additional financings or tender offers unfavorable to us or our shareholders.

   The market prices of the equity securities of many public companies and in particular Internet technology companies have decreased in recent months as a result of market conditions in the United States. These current economic conditions make raising capital through equity financings more difficult to obtain. Potential investors in our company may perceive an investment in us as being risky due to the recent trends in our stock price and the stock prices of similar companies. If this were to occur, raising additional capital through an equity financing may not be obtainable or may only be obtainable on terms unfavorable to us or the stockholders or both. Potential terms may have negative consequenses, such as dilution of stockholders or a decline in our common stock price.

   Any declines in our common stock price resulting from current economic conditions may make us more vulnerable to becoming acquired through a tender offer. If this were to occur, we may be acquired at a price or on terms unfavorable to the stockholders.

   We plan to reduce our expenses to help maintain our viability. Failure to manage these cost reductions may result in adverse effects on our business, operating results and financial condition.

   In order to preserve our capital resources, we are taking steps to streamline our business and reduce costs. These cost-cutting efforts will include significant reductions in our workforce. If we do not properly manage reductions in our cost structure, it could have a material adverse effect on our business, financial condition and results of operations. Any failure to manage the impact of cost-cutting efforts on our operations, our customer service, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition. In addition, there will be costs associated with these cost-cutting efforts that could materially adversely affect our operating results and financial condition.

   We operate in a relatively new and evolving market with rapid technological changes and uncertain prospects for growth. This market may evolve in a manner that jeopardizes our prospects for growth and profitability.

   The market for our services in the Asia-Pacific region has only recently begun to develop and is evolving rapidly. Projected growth of this market may not be realized. The market for our services may not grow, our services may not be adopted and businesses may not use these Internet-based services to the degree or in the manner that we expect. In addition, if we are not able to effectively respond to technological changes or if technological advances diminish the benefits derived by our customers from the use of our products and services, future demand for our services could be reduced. For example, it is possible that businesses may find it cheaper, more secure or otherwise preferable to host their web sites and applications internally and decide not to outsource the management of their web sites and applications. In addition, the market for our services has developed more slowly than we originally expected. If we are not able to react quickly to changes in the market, if the market fails to develop or continue to develop more slowly than expected or if our services do not achieve market acceptance, we will not achieve growth levels necessary to become profitable.

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

   We are dependent upon businesses, such as national telecommunications carriers that are monopolies or have significant regulatory advantages over us, which provide us with resources we need to provide services in one or more markets. These businesses either currently compete with us or may compete with us in the future. Increasingly, Internet service providers, hosting companies, telecommunications companies and equipment manufacturers based in North America have announced plans to enter into or expand their operations in markets in the Asia-Pacific region. For example, companies such as AboveNet Communications, and its parent Metropolitan Fiber Networks, Exodus Communications, Global Crossing GlobalCenter, Level 3, WorldCom, Telegis Networks, Pihana Pacific, and Intel have announced plans to enter into or expand their current operations in the Asia-Pacific region. When these companies expand their presence in the Asia-Pacific region, customers may decide to use their services in the region instead of ours.

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

   As a result of our limited operating history, particularly since our change in strategic focus in mid-1999, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on, among other factors, our operating plans, our financing needs and availability, the anticipated dates that our new large-scale, high performance Internet data centers will be completed and available for customer use, expected use of our new Internet data centers and estimates of future revenue. Because our significant expenses are to a large extent fixed in the short term, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, if we are unable to obtain additional funding, we may not be able to adjust our spending levels downward in a timely manner so as to maximize our available capital. This could significantly increase our net losses in any given period or cause us to deplete our cash more quickly than expected.

   Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

   Our annual and quarterly operating results have fluctuated in the past and will continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. For example, for several quarters beginning in late 1997, our operating results were adversely affected by the economic crisis in the Asia-Pacific region. It is possible that, in the future, our quarterly operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly.

   If we cannot effectively manage our growth in the number of personnel, our increasing geographic breadth and our acquisitions, our revenue growth may not occur, and we may not be able to achieve our projected plan and operating results.

   We have grown and may continue to grow our business by hiring additional personnel and acquiring businesses in our existing markets and other markets in the Asia-Pacific region. Any additional personnel, increased geographic breadth of our operations, and challenges presented by an evolving corporate culture, would make it increasingly difficult to effectively manage our operations in order to implement our business plan and effectively oversee our personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. If we cannot effectively manage our growth, our revenue growth may not occur and we may not be able to achieve our projected plan and operating results.

   We may be unable to hire and retain the skilled engineering and technical personnel necessary to develop our business.

   Depending on the availability of funding, we may hire additional engineering and technical personnel. Competition for these individuals with relevant experience and expertise is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. The market for qualified engineering and technical personnel in the Asia-Pacific region is extremely limited and finding individuals with relevant country specific experience may be difficult. Our failure to attract and retain the highly trained engineering and technical people who are integral to our business may limit our growth rate and harm our business. We have had greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

   The expansion of our network is dependent upon the availability of adequate connectivity with third party providers and any failure or delay in obtaining necessary connectivity would limit our growth.

   In building our network, we rely upon connectivity and bandwidth from Internet service providers and local and international telecommunications carriers. In some of our markets, we are dependent on one or a limited number of connectivity providers. Many of these carriers are our competitors. Because of market and competitive factors, it is uncertain whether we will be able to obtain the requisite network connectivity at commercially viable prices or that the necessary connectivity will be available on a timely basis or at all. Failure to obtain this connectivity would jeopardize our ability to conduct our business in the Asia-Pacific region and would restrict our growth.

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

   If we lose the services of key members of our management, we may not be able to effectively execute our business plan and our trading price may suffer.

   Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business. In addition, we have not obtained key person life insurance on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business, results of operations and financial condition could be harmed.

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

   Based upon our shares outstanding as of March 1, 2001, our executive officers and directors and their affiliates will together control approximately 44.2% of our outstanding common stock as a result of their shareholdings, which if they act together, would enable them to significantly influence matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of iAsiaWorks or our assets and might adversely affect the trading price of our common stock.

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

   We may not be able to maintain our listing on the NASDAQ national market.

   Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of March 30, 2001, the price of our common stock was $1.21875. If the common stock loses its Nasdaq National Market status, it would likely trade on the Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.

   Our long-lived assets may be impaired if we are unable to obtain the financing necessary to expand our business to the level necessary to achieve profitability and generate positive cash flows.

   We cannot assure you that we will be able to obtain financing in a sufficient amount to expand our business to the level necessary to achieve profitability and generate positive cash flow from operations. Our failure to do so will likely result in our conclusion that the carrying amount of certain long-lived assets are not recoverable. Under generally accepted accounting principles relating to the impairment of assets, we would then be required to write off all or a portion of long-lived assets, including goodwill and other acquisition-related intangible assets, which would have a material and adverse effect on our business, results of operations and financial position.

   The large number of shares that may be resold in the public market could cause our stock price to decline.

   As our shares become eligible for public resale, the market price of our common stock may drop if the holders of these shares sell them or are perceived by the market as intending to sell them. Most of the shares we have outstanding or issuable upon exercise of options or warrants became eligible for public resale in January 2001. For a more detailed description of the eligibility of the outstanding shares of our common stock for resale in the public market, see our Registration Statement filed with the SEC, SEC File No. 333-35278.

   Our business operations may be adversely affected by the California energy crisis.

   Our principal executive offices are located in the Silicon Valley in Northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and businesses throughout the State. Should the energy crisis continue, together with many other Silicon Valley companies, we may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may adversely affect our business.

         Risks specific to the Internet, our industry and our markets

   The political, legal and economic climate in the Asia-Pacific region is volatile, uncertain, subject to change and presents risks that could materially adversely affect our business.

   We currently operate throughout the Asia-Pacific region. As a result, our results of operation and future growth depend on the economies in these markets. There are certain risks inherent in conducting business in the Asia-Pacific region that could affect our profitability, if any, including:

  .  political and economic instability;

  .  risk of expropriation;

  .  risk of currency exchange controls and repatriation;

  .  export restrictions, tariffs and other trade barriers;

  .  changes in regulatory requirements;

  . legal restrictions on the business practices of United States companies operating outside of the United States, such as the Foreign Corrupt Practices Act;

  . lack of clarity, transparency and consistency in the application of laws and regulations in various jurisdictions; and

  .  potential adverse tax consequences.

   Beginning in mid-1997, many countries in the Asia-Pacific region experienced significant economic downturns and related difficulties. As a result of the decline in the value of the region's currencies, many governments in the Asia-Pacific region and companies operating in the region had difficulties servicing foreign currency denominated debt and many corporate borrowers defaulted on their payments. These currency fluctuations, as well as resulting higher interest rates and other factors, materially adversely affected the economies of many countries in the Asia-Pacific region. While the region has generally shown signs of improvement in recent periods, the economic conditions in the Asia-Pacific region may not continue to improve and any recent improvements may not be sustained.

   Governmental regulation and the application of existing laws of countries in the Asia-Pacific region often lack clarity and are subject to change without notice. Such uncertainty and lack of transparency may result in unexpected liabilities and violation of local law, especially with regard to obtaining local and national government approvals, limitations on foreign investments and the purchase of real property, and complying with zoning, environmental, labor and similar regulatory requirements. In particular, zoning and land use regulations in the Asia-Pacific region often reflect the time lag, often considerable, between telecommunications liberalizations and corresponding amendments to zoning, use and other local land regulations to accommodate such liberalizations. Applicable zoning regulations and use permits in the Asia-Pacific region in certain countries where we operate do not explicitly allow for the operation of Internet data centers, as land is zoned into broad categories, such as commercial, industrial and residential, that do not always take account of current business usage. If we violate these regulations, we may face significant fines and penalties and may be unable to operate our facilities, all of which could have a material adverse effect on our business, results of operations and financial condition.

   Any adverse political, legal or economic development in the Asia-Pacific region could materially adversely affect our markets and our business. For example, while Hong Kong is a Special Administrative region under the government of mainland China, with its own government and legislature, it may not remain autonomous from mainland China. Any loss of autonomy could affect the regulation of business in Hong Kong, hinder our ability to operate in Hong Kong, and destabilize the Asia-Pacific region. Similarly, any conflict between mainland China and Taiwan or between North Korea and South Korea may also destabilize the region and render us unable to transact business in the region. If any of these events were to occur, our business model would be undermined.

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

   We conduct business in multiple countries in the Asia-Pacific region and generate revenue, expenses and liabilities in multiple Asia-Pacific currencies. Gains and losses on the conversion of foreign payments may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenue and gross margins from our international sales. Additionally, the U.S. Dollar value of overseas assets may decline if exchange rates in the region weaken in relation to the U.S. Dollar. We currently engage only in very limited currency hedging activities. In addition, some of the countries in which we operate or plan to operate impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies into other Asia-Pacific or non Asia-Pacific currencies, including U.S. dollars, which could prevent us from effectively using our funds. Currency rate fluctuations and exchange controls could negatively impact our financial performance by increasing costs and offsetting revenue or income from our operations.

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

ITEM 2. PROPERTIES

   Our executive headquarters are located in approximately 24,700 square feet of leased office space located in Burlingame, California under a lease expiring in December 2007. Our Asia-Pacific headquarters are located in approximately 14,400 square feet of leased office space located in Hong Kong under a lease expiring in March 2003.

   We are currently operating in approximately 186,000 aggregate gross square feet, in 13 markets across the Asia-Pacific region and in the United States. Approximately 90 percent of this total square footage consists of current space in our new Hong Kong and Taiwan facilities. The Hong Kong facility is leased under a 12 year lease, with options to extend for two additional four year-terms. The Taiwan facility is owned by the Company. The remaining facilities generally are leased for initial terms of one year or longer, renewable for additional fixed terms or continuing on a month-to-month basis.

   Initial construction of our new, large scale Internet data centers in Hong Kong and Taiwan was completed in February 2001. Our Korean Internet data center is currently under construction, and we expect that initial construction will be substantially completed in the second quarter of 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers is available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing. In addition to the Internet data centers we are currently constructing, we lease Internet data center space from a number of providers throughout the Asia-Pacific region.

ITEM 3. LEGAL PROCEEDINGS

   Beginning on March 23, 2001, several putative class actions were filed against us, several of our officers and directors, and the underwriters of our initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of our stock between August 3, 2000 and November 27, 2000. The plaintiffs allege claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the prospectus and registration statement issued in connection with our initial public offering. These actions are at a very early stage and, accordingly, we are unable to predict their ultimate outcome.

   However, we believe the foregoing actions are without merit and intend to defend against them vigorously. An unfavorable outcome in these actions could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcome is resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   iAsiaWorks common stock (NASDAQ symbol IAWK) is traded on the NASDAQ National Market. The following table sets forth the range of high and low prices for each period indicated:

                                     2000

                                                                 High     Low
                                                               -------- -------
   August 3, 2000 through September 30, 2000.................. $  12.50 $6.4375
   Fourth quarter............................................. $10.9375 $   3.0

   We have never paid cash dividends on its common stock and has no present plans to do so. There were approximately 254 stockholders of record at March 27, 2001. Because many shares of our common stock are held by brokers and other institutions on behalf stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

   During the year 2000, we issued unregistered securities to a limited number of persons as described below:

  (a) During the quarter ended March 31, 2000, we issued an aggregate of approximately 131,076 shares of our Series D preferred stock, which converted into 131,076 shares of our common stock upon the closing of our initial public offering in August 2000, in connection with the purchase of the assets of Web Professionals, Inc. We issued an additional 20,480 shares of our common stock held in escrow pending the achievement of certain financial objectives, which is not yet determinable.

  (b) During the quarter ended June 30, 2000, we issued an aggregate of approximately 100,000 shares of our Series D preferred stock, which converted into 100,000 shares of our common stock upon the closing of our initial public offering in August 2000, in connection with the purchase of the assets of Cyberhost Pty Limited.

   None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, Regulation S promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule
701. The recipients in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the registrant.

   On August 8, 2000, we consummated our initial public offering of common stock, $0.001 par value. The underwriters in the offering were Goldman Sachs & Co., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. The shares of common stock sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (Reg. No. 333-35278) that was declared effective by the SEC on August 2, 2000. All nine million shares of common stock registered under the registration statement were sold at a price of $13.00 per share. The aggregate offering amount registered was $117.0 million. In connection with the offering, iAsiaWorks paid an aggregate of $8.2 million in underwriting discounts to the underwriters.

   The net offering proceeds to us after deducting the underwriting discounts and total expenses related to the offering were approximately $106.1 million. As of December 31, 2000, we have expended approximately $28.0 million for capital expenditures in connection with the establishment of our new Internet data centers in Taiwan and South Korea. This amount does not include the secured debt financing which we obtained to fund approximately 70% of the purchase price of these two properties. We also expended approximately $20.0 million for operating purposes, including hiring of staff. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course until approximately the middle of the second quarter of 2001.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the operations to be expected for future periods.

                                        Years Ended December 31,
                               -----------------------------------------------
                                1996      1997      1998      1999      2000
                               -------  --------  --------  --------  --------
                                             (in thousands)
Consolidated Statement of
 Operations Data:
Revenue:
 Internet access and related
  services.................... $     1  $  1,597  $  3,490  $  5,384  $ 15,379
 Hosting, co-location and
  other managed services......      --        --        --       245    11,263
                               -------  --------  --------  --------  --------
 Total revenue................       1     1,597     3,490     5,629    26,642
Cost of revenue:
 Cost of Internet access and
  related services............      53     2,199     4,621     5,417    16,129
 Cost of hosting, co-location
  and other managed
  services....................      --        --        --       401     9,079
                               -------  --------  --------  --------  --------
 Total cost of revenue........      53     2,199     4,621     5,818    25,208
                               -------  --------  --------  --------  --------
Gross margin..................     (52)     (602)   (1,131)     (189)    1,434
Operating expenses:
 Network operations and
  support.....................     330     1,538     1,648     1,993    12,230
 Sales and marketing..........     923     2,391     1,475     2,502    15,257
 General and administrative...   1,252     1,935     2,399     6,997    18,542
 Amortization of intangible
  assets......................      --        --        --       559    15,870
                               -------  --------  --------  --------  --------
 Total operating expenses.....   2,505     5,864     5,522    12,051    61,899
                               -------  --------  --------  --------  --------
Loss from operations..........  (2,557)   (6,466)   (6,653)  (12,240)  (60,465)
Interest income...............     153       353       238       288     3,736
Interest expense..............      --      (110)     (388)     (384)     (458)
Other income (expense), net...     (16)       (2)      (18)       19        --
                               -------  --------  --------  --------  --------
Loss before provision for
 income taxes.................  (2,420)   (6,225)   (6,821)  (12,317)  (57,187)
Provision for income taxes....      --        11         2        --        --
                               -------  --------  --------  --------  --------
Net loss......................  (2,420)   (6,236)   (6,823)  (12,317)  (57,187)
Dividend accretion on
 preferred stock..............    (487)   (1,376)   (1,814)   (2,287)       --
                               -------  --------  --------  --------  --------
Net loss attributable to
 common stockholders.......... $(2,907) $ (7,612) $ (8,637) $(14,604) $(57,187)
                               =======  ========  ========  ========  ========
Net loss per share
 attributable to common
 stockholders, basic and
 diluted...................... $(16.15) $ (42.29) $ (30.85) $ (14.87) $  (3.16)
                               =======  ========  ========  ========  ========
Shares used in computing net
 loss per share attributable
 to common stockholders, basic
 and diluted..................     180       180       280       982    18,089
                               =======  ========  ========  ========  ========


Consolidated Balance Sheet
 Data:
Cash and cash equivalents..... $ 6,774  $  1,204  $  2,654  $ 42,222  $ 62,045
Marketable securities.........      --        --     4,433        --     9,339
Working capital...............   8,870     2,493     6,506    40,264    76,946
Total assets..................  10,797     5,314    10,796    91,355   193,567
Long-term obligations, net of
 current portion..............      --        --       677       435    30,031
Convertible preferred stock...  13,467    15,994    26,712   114,699        --
Total stockholders' equity
 (deficit).................... $(3,235) $(11,407) $(18,435) $(29,201) $150,977

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

   From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access to business customers in selected markets in the Asia-Pacific region and derived substantially all of our revenue from these services. In July 1999, we began to implement a significant change in our business strategy to focus on providing dedicated hosting, co-location and managed services. Prior to that time, we derived virtually no revenue from hosting, co-location and managed services. During the year ended December 31, 2000, hosting, co-location and other managed services accounted for 42% of our revenue.

   Internet access, hosting, co-location and certain managed services, such as security and monitoring services, are billed on a monthly basis. Contracts for these services are generally for an initial one-year term. Certain other managed services and value-added services are typically billed on a usage basis.

   Cost of revenue consists primarily of the cost of contracting lines from telecommunication providers worldwide, expenses related to data centers, and depreciation of equipment and data centers. Generally, we lease lines under contracts of one year or more. The leasing of international private lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits into our Internet data centers. In the future, we expect to increase the size and number of circuits leased as our network volume grows and we expand geographically. We expect depreciation expense to increase as we open more data centers.

   Our net losses in 1999 of $12.3 million and in 2000 of $57.2 million do not include any of the significant costs associated with the establishment of our new Internet data centers, which are capital expenditures and will be depreciated over their useful lives once placed into service. Although certain of these capital expenditures were incurred on these facilities by December 31, 2000, depreciation expense will be incurred with respect to these Internet data centers beginning in the first and second quarters in 2001. We believe that we will continue to incur operating and net losses for the next several years, and that our losses will increase from current levels.

   On August 3, 2000, we raised $106.1 million, net of underwriting expenses and offering costs, in an initial public offering of nine million shares of our common stock on the Nasdaq National Market. The proceeds from the offering have been used principally to fund the build out of Internet data centers in the Asia-Pacific region and to fund our growth. Initial construction of our Internet data centers in Hong Kong and Taiwan was completed in February 2001. Our Korean Internet data center is currently under construction, and we expect that initial construction will be substantially completed in the second quarter of 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers are available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing. We are currently attempting to raise additional financing to fund our operations. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course until approximately the middle of the second quarter of 2001. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to restrict our business and product development efforts or to deplete our available cash at an earlier date. We need to find additional funding to finance our operations. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business development efforts, and we may be unable to continue as a going concern.

   The current economic environment has negatively impacted our business. We have seen signs of tightening both in U.S. companies seeking to expand into Asia and in Asian companies expanding within their local countries and across the region.

   Our business has been impacted by Internet-related companies reducing the size and scope of operations. Existing customers have expanded their use of our services more slowly than we expected, and the sales cycle for new customers has grown longer. Additionally, price has replaced speed as one of the key decision criteria for customers, which creates downward pressure on our prices and consequently our gross margins. Many customers and prospective customers have scaled down their budgets for capital expenditures and are allocating less money for expansion into new geographic markets, which frequently include the markets we serve in the Asia-Pacific region.

   Finally, because it is a difficult environment for companies in the United States and the Asia-Pacific region to raise additional funds, we have seen an increase in the aging of our accounts receivables and in the level of payment defaults.

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

                                                     Years Ended December
                                                             31,
                                                     ------------------------
                                                      1998     1999     2000
                                                     ------   ------   ------
Revenue:
  Internet access and related services..............  100.0%    95.6%    57.7%
  Hosting, co-location and other managed services...    0.0      4.4     42.3
                                                     ------   ------   ------
    Total revenue...................................  100.0    100.0    100.0
Cost of revenue:
  Cost of internet access and related services......  132.4     96.3     60.5
  Cost of hosting, co-location and other managed
   services.........................................    0.0      7.1     34.1
                                                     ------   ------   ------
    Total cost of revenue...........................  132.4    103.4     94.6
                                                     ------   ------   ------
Gross margin........................................  (32.4)    (3.4)     5.4
                                                     ------   ------   ------
Operating expenses:
  Network operations and support....................   47.2     35.4     45.9
  Sales and marketing...............................   42.3     44.4     57.3
  General and administrative........................   68.7    124.4     69.5
  Amortization of intangible assets.................    0.0      9.9     59.6
                                                     ------   ------   ------
    Total operating expenses........................  158.2    214.1    232.3
                                                     ------   ------   ------
Loss from operations................................ (190.6)  (217.5)  (226.9)
Interest income (expense), net......................   (4.3)    (1.7)    12.3
Other income (expense), net.........................   (0.6)     0.3      0.0
                                                     ------   ------   ------
Net loss............................................ (195.5%) (218.9%) (214.6%)
                                                     ======   ======   ======

 Comparison of Fiscal 2000, Fiscal 1999, and Fiscal 1998

   Comparison of the financial data for fiscal 2000, 1999, and 1998 may not be meaningful as the financial data for fiscal 2000 and 1999 reflects a shift in the focus of our business strategy in mid-1999 and the results of acquisitions in late 1999 and early 2000.

 Revenue

   Total revenue was $26.6 million, $5.6 million, and $3.5 million for fiscal years 2000, 1999, and 1998, respectively. This represented an increase of 373% from 1999 to 2000 and 61% from 1998 to 1999. The increase in revenue for both periods is in part attributable to acquisitions made in late 1999 and early 2000, an increase in the number of customers, and the addition of hosting, co-location and managed services, which represented $11.3 million, or 42%, of the revenue for fiscal 2000. We began offering hosting and co-location services in the third quarter of 1999.

   During the fourth quarter of fiscal year 2000, we adopted EITF (Emerging Issues Task Force) No. 99-19--Reporting Revenue Gross as a Principal versus Net as an Agent. Excluding the EITF (Emerging Issues Task Force) No. 99-19 adjustment, the revenue would be $215,000 higher in each of the first three quarter in 2000 and $180,000 higher in the fourth quarter. Total revenue for fiscal year 2000 would have been $27.5 million. Gross profit, EBITDA and net loss for each quarter and for the fiscal year 2000 are unaffected by the adoption of EITF No. 99-19.

 Expenses

 Cost of Revenue

   Cost of revenue was $25.2 million, $5.8 million, and $4.6 million for fiscal 2000, 1999, and 1998, respectively. This represented an increase of 333% from 1999 to 2000 and 26% from 1998 to 1999. As a percentage of sales, cost of revenue decreased slightly to 95% for fiscal 2000, from 103% for fiscal 1999 and from 132% for fiscal 1998. Cost of revenue largely comprises Internet access and facilities expense, including rent, depreciation, operating and maintenance expense. The decreases in cost of revenue were caused by several factors including economies of scale and the change in business mix in the third quarter of 1999, as described above. The slight decrease in cost of revenue as a percentage of sales is not expected to continue in the near term as a result of additional costs arising from the new Internet data centers in Hong Kong, Taiwan and Korea.

   We expect cost of revenue for Internet access and related services to remain relatively constant as a percentage of Internet access revenue. We expect cost of revenue for hosting, co-location and managed services to increase as a percentage of revenue due to the buildout of our new Internet data centers. Going forward, we expect gross margin for hosting, co-location and managed services to worsen until we have achieved the necessary revenue levels to offset the initial fixed costs and expenses related to establishing and operating our Internet data center facilities and other infrastructure.

 Network Operations and Support

   Network operations and support expenses, before the effect of non-cash compensation expense, were $10.6 million, $1.5 million, and $1.6 million for fiscal 2000, 1999, and 1998, respectively. This represented an increase of 589% from 1999 to 2000 and a decrease of 5% from 1998 to 1999. Network operations and support expense as a percentage of total revenue increased to 40% for fiscal 2000 from 27% for fiscal 1999, after decreasing from 47% for 1998. The increase in network operations and support expense in fiscal year 2000 is primarily due to an increase in our engineering, operations and professional service staff in all regions we serve. The growth in staff was due in large part to the need for network operations and support staff created by the change in our business mix toward hosting, co-location and other managed services in the third quarter of 1999.

 Sales and Marketing

   Sales and marketing expenses, before the effect of non-cash compensation expense, were $13.1 million, $2.4 million, and $1.5 million for fiscal 2000, 1999, and 1998, respectively. This represented an increase of 453% from 1999 to 2000 and 61% from 1998 to 1999. Sales and marketing expense as a percentage of total revenue increased to 49% for fiscal 2000, from 42% for fiscal 1999 and 1998. The increase in sales and marketing expense in dollar terms from 1999 to 2000 was the result of hiring additional staff and extensive brand building investments in 2000, including a global advertising campaign in the fourth quarter of fiscal year 2000. Although sales and marketing expense may decrease in dollar terms in the near future, as we decrease our operating expenses through a variety of measures, including, without limitation, a significant reduction in force, we expect that, in the long term, these expenses will increase in dollar terms.

 General and Administration

   General and administration expenses, before the effect of non-cash compensation expense, were $10.5 million, $3.5 million, and $2.2 million for fiscal 2000, 1999, and 1998, respectively. This represented an increase of 200% from fiscal 1999 to 2000 and 59% from fiscal 1998 to 1999. This increase was primarily due to the growth in general administrative staff levels due to the Company's overall expansion. Part of the increase in fiscal year 2000 resulted from increased hiring in anticipation of the Company's initial public offering. Additionally, the Company invested in new finance systems and other information technology infrastructure. General and administration expense as a percentage of total revenue decreased to 40% for fiscal 2000, from 62% for fiscal 1999 and 63% for fiscal 1998. Although general and administration expense may decrease in dollar terms in the near future, as we decrease our operating expenses through a variety of measures, including, without limitation, a significant reduction in force, we expect that, in the long term, these expenses will increase in dollar terms.

   In connection with the grant of stock options to employees and consultants, we recorded stock-based compensation expense of approximately $11.8 million, $4.1 million, and $220,000 for fiscal 2000, 1999, and 1998, respectively. These increases in stock-based compensation expense were due to the amortization of deferred stock-based compensation arising on the issuance to employees of options to buy common stock at an exercise price below fair market value. Stock-based compensation accrued up to the date of the initial public offering will continue to be amortized over the vesting period of the options.

   As of December 31, 2000, $13.1 million was recorded as deferred stock-based compensation, which will be amortized and recorded as charges to operations over the remaining vesting periods of the options.

 Amortization of Intangible Assets

   We recorded amortization of intangible assets of $15.9 million and $560,000 for fiscal 2000 and 1999, respectively. Most of this expense is goodwill amortization from our acquisition of AT&T EasyLink Services Asia/Pacific Limited in Hong Kong (December 1999), and a lesser amount results from our acquisitions of Web Professionals, Inc. (January 2000) and Cyberhost Pty Limited (April 2000). We recorded no comparable expense for fiscal 1998. As of December 31, 2000, $32.8 million was recorded as net goodwill and intangibles, which will continue to be amortized over a period of three years.

 Interest Income and Other Income (Expense)

   Net interest and other income (expense) increased to $3.3 million for fiscal 2000, from ($77,000) for fiscal 1999 and ($168,000) for fiscal 1998.
The increase in net interest and other income was due to increased levels of interest earned on investments in short-term securities and bank deposits on funds received from our initial public offering in August 2000 and our Series D preferred stock financing in December 1999.

 Provision for Income Taxes

   We have incurred operating losses for all periods from inception through December 31, 2000. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

 Liquidity and Capital Resources

   From our inception until our initial public offering, we financed our operations primarily from private sales of convertible preferred stock, net of issuance costs, totaling $109.4 million and, to a lesser extent, from bank borrowings and lease financings. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001. We will need to obtain additional financing to finance continuing operating losses. In such event, there can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern.

   On August 3, 2000, the Company completed its initial public offering and received approximately $108.8 million in cash, net of underwriting discounts and commissions. In our prospectus for our initial public offering, we stated that proceeds from the offering would only fund the business for nine months, and that we would likely need additional capital beyond that nine-month period. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course until approximately the middle of the second quarter of 2001.

   Net cash used by operating activities for fiscal year 2000 was $27.0 million and for investing activities was $88.5 million. Net cash provided by financing activities was $135.3 million related primarily to the completion of our initial public offering in August 2000. This financing activity also included secured loan financings in October and November 2000 for the Company's Internet data center projects in South Korea and Taiwan, respectively. The loan in South Korea was for approximately $13 million. It is secured against the land and buildings, is for a term of 5 years, and bears interest at a variable rate no greater than 11% per annum, with a rate adjustment after the third year. The loan in Taiwan was for approximately $20 million. It is secured against the land and buildings, is for a term of 15 years, and currently bears interest at 7.5% per annum. We will continue to use equipment financing to reduce our capital expenditures going forward. As noted above, there is the risk that additional funding may not be available to us on terms acceptable to us, or at all, to fund our expansion plans.

   At December 31, 2000, we had cash and cash equivalents and marketable securities aggregating $78.4 million of which $7.1 million was restricted cash. In addition, we had a debt balance at December 31, 2000, of $29.3 million, related to the purchase of land and buildings in Taiwan and South Korea for our Internet data centers. The amount of the debt in U.S. Dollar equivalents was reduced from funding date due to declines in the value of the Taiwan Dollar and Korean Won against the U.S. Dollar. We had capital lease obligations of $1.6 million at December 31, 2000.

   Our capital outlays primarily relate to the buildout of our Internet data centers in South Korea and Taiwan. Initial construction of our new, large scale Internet data centers in Hong Kong and Taiwan was completed in February 2001. Our Korean Internet data center is currently under construction, and we expect that initial construction will be substantially completed in the second quarter of 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers is available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing. We will continue to make payments related to these projects through the beginning of the third quarter of 2001, exclusive of payments related to the mortgage financings of these projects.

   Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors" beginning on page 12. Factors such as the ability to expand our customer base, the level of investment in new Internet data centers, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted. Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern. We may enter into additional credit arrangements in order to raise additional funds. These credit arrangements may not be available to us on reasonable terms or at all. Our loan agreement with Korea First Bank limits our ability to borrow money from other parties, by prohibiting the use of our Korean Internet data center as collateral for other loans and by requiring us to maintain certain financial ratios. In addition, a further downturn in our financial situation, bankruptcy proceedings or other action against us based upon our financial condition, may result in non-compliance with our existing credit arrangements. As of March 31, 2001, we were in compliance with our existing credit arrangements. Our failure to adequately remedy any non-compliance with any of our credit arrangements may cause the Company to be in default under one or more of our credit arrangements and, if declared by the lenders, such defaults will trigger cross defaults in our other credit arrangements, accelerate repayment of certain debts, and may permit lenders to foreclose upon our new Internet data center in South Korea. In addition, we could be delisted by the Nasdaq National Market. Such events could materially adversely affect our business, financial condition and results of operations. Our management is implementing plans designed to reduce our cash requirements through a combination of reductions in components of working capital, equipment purchases, operating expenditures and a significant reduction in force. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without a material adverse effect on our business, financial condition or results of operations.

   If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. There is currently no agreement in place with any source of financing, and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms or at all. Lack of additional funds will materially adversely affect us and our business and may cause us to sell assets or to cease operations. Consequently, our stockholders could incur a loss of their entire investment in us.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of income or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the Effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of SFAS No. 133, which deferred the effective date of SFAS No. 133 until the quarter ending March 31, 2001. Accordingly, the Company will adopt SFAS No. 133 in the quarter ending March 31, 2001. The Company has determined that the adoption of this pronouncement will not have a material impact on our financial condition or results of operations.

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The Securities and Exchange Commission (SEC) has recently issued interpretive guidance relating to SAB 101, and the FASB continues to address revenue recognition and other related accounting issues. The Company believes it complies with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas would likely affect the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   We are exposed to market risks inherent in our operations, primarily related to currency risk. This risk arises from transactions and operations entered into in the normal course of business.

   Our subsidiaries primarily operate in foreign markets, and predominantly record their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies, and therefore there are no appropriate quantitative disclosures.

   Our primary currency rate risk exposures relate to:

  . our decentralized operations, whereby, for example, approximately 84% of our revenues during fiscal 2000 were derived from operations in the Asia-Pacific region and were denominated in currencies other than the U.S. dollar;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The index to our Consolidated Financial Statements, Financial Statement Schedule, and the Report of the Independent Accountants appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers and directors of iAsiaWorks as of March 27, 2001:

Name                     Age Position
- ----                     --- --------
JoAnn F. Patrick-
 Ezzell.................  47 Chief Executive Officer and Chairman of the Board of Directors
Jonathan F. Beizer......  36 Chief Financial Officer and President
William R. McCauley.....  44 Chief Operating Officer
David S. Holub..........  40 Vice President of Internet and Data Center Technology
Daryl B. Horn...........  34 Vice President of U.S. Sales
Nicholas K. Pianim......  33 Vice President of Global Business Development
Suzanne S. Chu..........  36 Vice President of Marketing
Paul H. Lambert.........  47 Director
Daniel A. Carroll.......  40 Director
Robert Lee..............  52 Director
William R. Stensrud.....  50 Director
William P. Tai..........  38 Director

   JoAnn F. Patrick-Ezzell has served as our Chairman and Chief Executive Officer since August 1999. Before joining iAsiaWorks, she spent 24 years with AT&T, most recently serving as President and Chief Executive Officer of AT&T Asia/Pacific, responsible for AT&T's multi-billion dollar business throughout the region. Before that, she was President of AT&T Online Services, Asia/Pacific. She also served as chairwoman of AT&T Jens, a joint venture between AT&T and 25 Japanese corporations. Ms. Patrick-Ezzell holds a B.A. in Economics from Bucknell University and was a Sloan Fellow at Stanford University's Graduate School of Business, where she received an M.S. in Management.

   Jonathan F. Beizer joined us in September 1998 and currently serves as our Chief Financial Officer and President. From August 1999 to March 2001, Mr. Beizer served as our Chief Financial Officer and President--U.S. From March to August 1999, Mr. Beizer served as our interim Chief Executive Officer. From 1992 to April 1998, Mr. Beizer served with Phoenix Network, then a publicly traded telecommunications services provider, most recently as Chief Financial Officer. Prior to becoming Chief Financial Officer of Phoenix Network,
Mr. Beizer served as its Vice President of Corporate Development and was responsible for executing its mergers and acquisitions strategy. Mr. Beizer holds a B.A. in Psychology and Social Relations from Harvard University and an M.B.A. from Stanford University's Graduate School of Business.

   William R. McCauley has served as our Chief Operating Officer since October 2000. From April 2000 to October 2000, Mr. McCauley was the Chief Technology Officer at Axient, a content delivery services company. From January 1999 to April 2000, Mr. McCauley served as Senior Vice President, Operations of GlobalCenter, a Global Crossing Company. From May 1998 to January 1999, he served as Senior Director, Network Operations Center of Level 3 Communications. From July 1995 to May 1998, Mr. McCauley was Vice President of Network Engineering and Operations of GeoNet Communications.

   David S. Holub has served as our Vice President of Internet and Data Center Technology since November 1999. Mr. Holub served as a consultant to us from September 1999 to November 1999. From July 1998 to May 1999, Mr. Holub served as the Director of Marketing for Vayu Communications, an internet research and development company. Mr. Holub served as a Vice President of Vixie Enterprises, an Internet infrastructure company, from May 1997 to July 1998. From December 1993 to May 1997, Mr. Holub served as the President and Chief Technology Officer of Hooked/Whole Earth Networks, an Internet service provider.

   Daryl B. Horn has served as our Vice President of U.S. Sales since February 1999. From April 1998 to January 1999, Mr. Horn served as President of Qwest Communications' International Callback Division, a provider of telecommunications services. From October 1996 to March 1998, Mr. Horn was President of Phoenix Network International, a division of Phoenix Network. From 1994 to September 1996, Mr. Horn worked as a Regional Sales Director for Phoenix Network. Mr. Horn holds a B.A. in Communications from California State University, Sacramento.

   Nicholas K. Pianim has served as our Vice President of Global Business Development since March 2000. From April 1999 to March 2000, Mr. Pianim served as a Principal for Eureka Capital, a private investment company. From June 1998 to April 1999, Mr. Pianim served as a manager at Cellular One, a wireless carrier. From September 1994 to June 1998, Mr. Pianim served as a principal at Idaho Partners, a private investment company. Mr. Pianim holds a B.S. in Electrical Engineering from Tufts University and an M.B.A. from Stanford University's Graduate School of Business.

   Suzanne S. Chu has served as our Vice President of Marketing since February 2000. From September 1998 to November 1999, Ms. Chu served as the Director of Marketing for Deltathree.com, Inc., an Internet telephony company. From August 1995 to August 1998, Ms. Chu worked at AT&T Communication Services, most recently as Sales Manager. Ms. Chu holds a B.S. in Electrical Engineering and Computer Science from the University of California, Berkeley and an M.B.A. from the Harvard Business School.

   Paul H. Lambert has served as a member of our board of directors since December 2000. From February 1998 to January 2000, Mr. Lambert served with UUNET Technologies, a WorldCom Company and a telecommunications services provider, most recently as Vice President and General Manager of UUNET Hosting. From 1973 to February 1998, Mr. Lambert served with CompuServe Incorporated, a telecommunications and information services company, most recently as Vice President of Network Technology. Mr. Lambert also serves on the board of directors of Pinnacle Data Systems, and is on the technical advisory board of Packeteer, Inc. Mr. Lambert serves on the technical advisory board to LongBoard, Inc., serves as a Consultant to the President of CoreComm Communications, a publicly held company, and is a technical advisor to Reality Fusion. Mr. Lambert holds a B.A. in Management from Capital University.

   Daniel A. Carroll has served as a member of our board of directors since December 1999. He is currently Managing Director of Newbridge Capital Group, an Asian private equity firm he joined in 1995, and a Principal of Texas Pacific Group. Prior to 1995, Mr. Carroll spent nine years with Hambrecht & Quist, where he played a key role in the development of that firm's private equity investment operations in Asia. Mr. Carroll currently serves on the boards of directors of Korea First Bank and Asiacontent.com, Ltd. Mr. Carroll holds a B.A. in Economics from Harvard University and an M.B.A from Stanford University's Graduate School of Business.

   Robert Lee has served as a member of our board of directors since February 1999. From May 1998 to February 1999, Mr. Lee served as an advisor to us. From 1972 to May 1998, Mr. Lee was employed by Pacific Bell, a telecommunications provider. His last position with Pacific Bell, which he held from 1996 until his retirement in 1998, was the President of Business Communications. Mr. Lee also currently serves on the boards of directors of CIDCO and Micron Electronics. He also serves on the boards of directors of several privately held companies. Mr. Lee holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the University of California, Berkeley.

   William R. Stensrud has served as a member of our board of directors since August 1998. He has been a general partner of Enterprise Partners, a California-based venture-capital company, since January 1997. From 1992 to 1996, he served as CEO of Primary Access. He is a founder of StrataCom, and a founding director of Juniper Networks, Rhythms Netconnections, GlobeSpan and Paradyne. His current board memberships include Juniper Networks, Packeteer, Paradyne and Rhythms NetConnections. Mr. Stensrud also serves on the boards of directors of several privately held companies, including AirFiber, Calient and Ensemble Communications. Mr. Stensrud holds a B.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

   William P. Tai, one of our co-founders, has served as a member of our board of directors since August 1995. From August 1995 to February 1998, he served as our founding Chief Executive Officer, and he served as chairman of the board until August 1999. Mr. Tai has been a general partner and managing director of Institutional Venture Partners, a venture capital firm, since July 1997. From September 1991 to July 1997, he was affiliated with the Walden Group of Venture Capital Funds, a venture capital firm. Mr. Tai also serves on the boards of directors of Netergy Networks, Inc., a provider of IP telephony solutions, and several privately held companies, including Chemconnect Inc., Ensemble Communications, GW Com Inc., Microtune, Inc. and Transmeta Corp. He holds a B.S. in Electrical Engineering, with Honors, from the University of Illinois, and an M.B.A. from the Harvard Business School.

   Effective April 2, 2001, Ms. Patrick-Ezzell resigned as our Chief Executive Officer. She will remain the Chairman of our board of directors and will continue to provide strategic advice to us. Jonathan Beizer has assumed the offices of President and Chief Executive Officer and has been elected to our board of directors. He shall also remain our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any persons who are the beneficial owners of more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers and greater than ten percent beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

   William McCauley, Lawrence Wee, and Nicholas Pianim failed to timely file their respective Form 3s. These officers filed their respective Form 3s on February 14, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose salary and bonus for the 2000 fiscal year was in excess of $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries for the last three fiscal years. With respect to officers employed by the Company for less than three years, only the information for the years during which the officer was employed with the Company is provided. The compensation table below excludes compensation in the form of perquisites and other personal benefits when the amount of that compensation does not exceed the lesser of $50,000 or 10% of the total salary and bonus paid to the Named Executive Officer for the same fiscal year. No executive officer who would otherwise have been included in such table on the basis of salary and bonus earned for the 2000 fiscal year resigned or terminated employment during that fiscal year.

Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                    Annual Compensation (6)            Awards
                             -------------------------------------- ------------
                                                                     Number of
                                                       Other Annual  Securities
                                                       Compensation  Underlying
Name and Principal Position  Year Salary ($) Bonus ($)      ($)      Options(#)
- ---------------------------  ---- ---------- --------- ------------ ------------
JoAnn F. Patrick-
 Ezzell(1).................  2000  500,000     69,868    188,042            --
 Chief Executive Officer     1999  197,582    100,000     50,108     1,992,329
Jonathan F. Beizer(2)......  2000  250,000    125,000         --       391,052
 Chief Financial Officer
  and President              1999  211,917    100,000         --            --
David S. Holub(3)..........  2000  150,000     45,000         --        97,999
 Vice President of Internet  1999   18,750         --         --       133,333
  and Data Center
  Technology
Nicholas K. Pianim(4)......  2000  107,500     30,000         --        83,333
 Vice President of Global
  Business Development
Suzanne S. Chu (5).........  2000  133,859     37,414         --       140,831
 Vice President of Market-
  ing

- --------
(1) Ms. Patrick-Ezzell joined us in August 1999. Her annualized salary for 1999 was $500,000. Nine-twelfths of her salary and the entire cash portion of her bonus for the 2000 fiscal year were paid in Hong Kong Dollars, which we have converted into U.S. Dollars on the basis of the currency exchange rate in effect on December 31, 2000. She earned an aggregate of $188,042 in perquisites in fiscal 2000, of which approximately $144,220 was paid in reimbursement of her Hong Kong housing expenses and approximately $39,615 was for a car allowance. She earned an aggregate of $50,108 in perquisites in fiscal 1999, of which $35,250 was paid in reimbursement of her Hong Kong housing expenses and $13,376 was for a car allowance.
(2) Mr. Beizer served as our Interim Chief Executive Officer from March 1999 to August 1999 and has served as Chief Financial Officer for the Company since August 1999.

(3) Mr. Holub joined us in November 1999. His annualized salary for 1999 was $150,000.
(4) Mr. Pianim has served as Vice President of Global Business Development since March 2000. His annualized salary for 2000 was $120,000.
(5) Ms. Chu joined us in February 2000. Her annualized salary for 2000 was $150,000. Her actual compensation for the 2000 fiscal year was paid in Hong Kong Dollars, which we have converted into U.S. Dollars on the basis of the currency exchange rate in effect on December 31, 2000.
(6) Includes compensation deferred by the Named Executive Officer under the Company's Section 401(k) Plan and Section 125 Cafeteria Benefit Plan.

Stock Options and Stock Appreciation Rights

   The following table provides information on the option grants made to the Named Executive Officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted to the Named Executive Officers during that fiscal year. In 2000, the Company granted options to purchase an aggregate of 5,017,826 shares to employees, directors and consultants under the 2000 Stock Incentive Plan at exercise prices equal to the fair market value of our common stock on the date of grant.

Stock Option Grants in Last Fiscal Year

                                                                                    Potential
                                                                               Realizable Value at
                                                                                 Assumed Annual
                                                                                 Rates of Stock
                                                                               Price Appreciation
                                                                                 for Individual
                                                                                Grants Option Term
                                           Individual Grants                           (3)
                          ---------------------------------------------------- -------------------
                             Number of
                            Securities      % of Total
                            Underlying    Options Granted Exercise
                          Options Granted to Employees in   Price   Expiration
Name                          (#)(1)        Fiscal Year   ($/Sh)(2)    Date     5% ($)    10% ($)
- ----                      --------------- --------------- --------- ---------- --------- ---------
JoAnn F. Patrick-
 Ezzell.................           --            --            --         --          --        --
Jonathan F. Beizer (4)..      172,035           3.4           .90     2/9/10      97,373   246,761
                              182,515           3.6         15.00    4/12/10   1,721,740 4,363,228
                               36,502           0.7         12.00    6/27/10     275,471   698,097
David S. Holub..........       33,333           0.7         15.00    4/12/10     314,444   796,863
                               54,666           1.1         12.00    6/27/10     412,555 1,045,481
                               10,000           0.2         12.00     8/1/10      75,467   191,249
Nicholas K. Pianim......       50,000           1.0          6.00     4/2/10     188,668   478,123
                               33,333           0.7         12.00    6/27/10     251,555   637,490
                               41,667           0.8          9.44    11/2/10     247,367   626,877
Suzanne S. Chu..........       83,333           1.7          0.90     2/9/10      47,167   119,530
                               16,666           0.3         15.00    4/12/10     157,218   398,420
                               16,666           0.3         15.00     5/4/10     157,217   398,420
                               21,116           0.4         12.00    6/27/10     159,734   404,798

- --------
(1) In general, the options granted to the named executive officers (other than the February 9, 2000 option grant made to Mr. Beizer) will vest and become exercisable for the option shares as follows: the option will become exercisable for 25% of the shares upon the officer's completion of one year of service with us and will become exercisable for the remaining shares in a series of 36 successive equal monthly installments over the next 36 months of continued service thereafter. The option will vest in full and become exercisable on an accelerated basis upon a liquidation or dissolution of the Company or a merger or consolidation in which there is a change of ownership of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities, unless the option is assumed by the surviving entity. In addition, the compensation committee of the board of directors may accelerate the vesting of the option in the event (i) there is a change in the composition of the board of directors over a period of two years or less such that those individuals serving as board members at the beginning of the period cease to represent a majority of the board or (ii) change of ownership of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities pursuant to a hostile tender offer.
(2) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a sale and remittance procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state withholdings taxes to which the optionee may become subject in connection with such exercise.
(3) All options listed have a term of 10 years. We can give no assurance that the actual stock price will appreciate over the 10-year option term at the assumed 5% and 10% levels or at any other defined level. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the named executive officers.
(4) The option to purchase 172,035 shares of our common stock granted to Mr. Beizer on February 9, 2000 will vest and become exercisable in 48 successive equal monthly installments upon his completion of each month of service over the 48-month period measured from that grant date.

Aggregate Option Exercises and Holdings

   The following table sets forth certain information concerning option exercises and holdings for the fiscal year ended December 31, 2000 with respect to each of the Named Executive Officers. No stock appreciation rights were exercised by the Named Executive Officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                 Number of Securities
                                                Underlying Unexercised     Value of Unexercised
                            Shares                    Options at          In the Money Options at
                           Acquired    Value     December 31, 2000 (#)   December 31, 2000 ($) (5)
                          on Exercise Realized ------------------------- -------------------------
Name                          (#)      ($)(4)  Exercisable Unexercisable Exercisable Unexercisable
- ----                      ----------- -------- ----------- ------------- ----------- -------------
JoAnn F. Patrick-Ezzell
 (1)....................     73,333   316,998    583,223     1,313,106    2,580,762    5,810,494
Jonathan F. Beizer (2)..    116,666    52,500    199,346       573,122      865,978    1,505,627
David S. Holub (3)......     44,443   153,074          2       186,887            8      353,330
Nicholas K. Pianim......         --        --         --       125,000           --           --
Suzanne S. Chu..........         --        --         --       140,831           --      331,249

- --------
(1) Ms. Patrick-Ezzell exercised her outstanding options for 33,333 shares on April 4, 2000 at an exercise price of $.45 per share and for 40,000 shares on December 26, 2000 at an exercise price of $.45 per share.
(2) Mr. Beizer exercised his outstanding options for 116,666 shares on March 17, 2000 at an exercise price of $.45 per share.
(3) Mr. Holub exercised his outstanding options for 38,889 shares on November 28, 2000, for an additional 2,777 shares on December 4, 2000, and for another 2,777 shares on December 12, 2000, all at an exercise price of $.90 per share.
(4) Equal to the fair market value of the securities underlying the option on the exercise date, less the exercise price paid for those securities.
(5) Equal to the fair market value of the securities underlying the option at December 31, 2000 ($4.875 per share), less the exercise price payable for those securities.

Director Compensation

   We do not currently compensate any non-employee member of the board. Directors who are also employees of iAsiaWorks do not receive additional compensation for serving as directors. However, non-employee directors will be eligible to receive discretionary option grants and stock issuances under the 2000 Stock Incentive Plan. In addition, under the automatic option grant program in effect for non-employee directors under the 2000 Stock Incentive Plan, each non-employee director will receive an automatic option grant for 3,500 shares at each annual stockholders meeting during his or her period of continued service on the board of directors, with such shares to vest upon completion of one year of board service measured from the grant date, and each new non-employee director will receive, at the time of his or her initial election or appointment to the board of directors, an automatic option grant for 15,000 shares which is to vest over the first four years of board service. The 2000 Stock Incentive Plan also contains a director fee option grant program. Should this program be activated in the future, each non-employee board member will have the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of an option with an exercise price at a discount from the then fair market value.

   In December 2000, we granted an option for 15,000 shares to Paul Lambert in connection with his initial appointment to our board of directors.

Employment Contracts, Termination of Employment Agreements and Change of
Control

   We have entered into employment agreements with Ms. Patrick-Ezzell, Mr. Beizer, Ms. Chu, and Mr. Holub, each of whom are officers of iAsiaWorks.

   JoAnn F. Patrick-Ezzell. On July 10, 2000, JoAnn Patrick-Ezzell, our Chief Executive Officer and Chairman of the board of directors, entered into an employment agreement with us which superseded her original 1999 employment agreement. This agreement provides for an annual salary of $500,000. Ms. Patrick-Ezzell also received a signing bonus of $100,000 in the form of an interest free loan which was forgiven upon her completion of one year of service with us on August 9, 2000. In connection with her commencement of employment, Ms. Patrick-Ezzell was also granted an option to purchase up to 1,992,329 shares of our common stock at a per share exercise price of $0.45. The option was granted on August 1, 1999 and will vest and become exercisable as follows: 12 1/2% of the shares upon her completion of six months of service measured from the August 1, 1999 grant date, an additional 12 1/2% of the shares upon her completion of an additional six months of service, and the balance in a series of 36 successive equal monthly installments upon her completion of each of the next 36 months of service thereafter. We have agreed to provide for monthly living expenses for Ms. Patrick-Ezzell in Hong Kong. Subsequent annual bonus amounts will be determined by the Compensation Committee but will not be less than $100,000. In the event Ms. Patrick-Ezzell is involuntarily terminated without cause or her employment is terminated upon a change of control or within 12 months thereafter, she will receive severance pay equal to 12 months of salary, the full amount of her bonus target under the then current period bonus plan agreed to with the Compensation Committee of the board of directors, and all of her unvested options will vest immediately upon termination.

   In a letter agreement dated April 1, 2001, Ms. Patrick-Ezzell resigned as our Chief Executive Officer effective as of April 2, 2001. Ms. Patrick-Ezzell will continue as Chairman of our board of directors. Ms. Patrick-Ezzell's options to purchase our common stock shall become fully vested upon her resignation and shall remain exercisable for up to two years thereafter. In addition, Ms. Patrick-Ezzell will receive a severance payment of $600,000, the amount called for by her 2000 employment agreement, by making seven payments of $45,000 each, payable on the first day of each calendar month beginning June 1, 2001 and ending December 1, 2001 and one payment of $285,000 payable on January 1, 2002. However, if we undergo a change in control before all of the payments provided in the preceding sentence have been paid, we are obligated to pay the unpaid amount to Ms. Patrick-Ezzell in one lump-sum no later than ten business days after the closing of the change in control transaction. Ms. Patrick-Ezzell may also remain in her current apartment in Hong Kong until the lease expires in November 2001.

   Jonathan F. Beizer. On August 26, 1998, Jonathan F. Beizer, our Chief Financial Officer and President, accepted our offer of employment. A subsequent employment agreement was entered into on June 7, 2000. This employment agreement provides for an annual salary of $250,000. Mr. Beizer is also entitled to an annual bonus of up to $100,000. A minimum of $50,000 of this bonus will be guaranteed, in the form of deferred compensation, to be paid in two equal, biannual payments. The remaining 50% of the bonus will be based on performance criteria to be mutually agreed upon between Mr. Beizer and the Company, and approved by the CEO of the Company. In connection with his employment, Mr. Beizer was granted an option to purchase up to 498,082 shares of our common stock at an exercise price of $0.45. The option was on September 1, 1998 and will vest and become exercisable as follows: 25% of the shares upon his completion of twelve months of service measured from the September 1, 1998 grant date and the balance in a series of 36 successive equal monthly installments upon his completion of each of the next 36 months of service thereafter. In the event Mr. Beizer were involuntarily terminated without cause, he would be entitled to a lump sum severance payment equal to nine months of his base salary. He would also receive a pro-rata share of his annual bonus for time worked during the year of termination, and all of his unvested options would vest immediately upon termination. In the event of a change of control in which Mr. Beizer's employment is terminated without cause, Mr. Beizer will receive severance pay equal to nine months of salary, the full amount of his target bonus for the year in which he is terminated, and all of his unvested options would vest immediately upon termination. On April 13, 2000, in connection with the initial public offering of our common stock, Mr. Beizer was granted an additional stock option for 182,515 shares of our common stock with an exercise price of $15 per share. That option will also vest and become exercisable in accordance with the same type of four-year vesting schedule measured from the April 13, 2000 grant date.

   Suzanne S. Chu. On May 14, 2000, Suzanne S. Chu, as director and our Vice President of Marketing, entered into an employment agreement with us. This agreement provides for an annual salary of $150,000. Ms. Chu is also eligible for an end-of-year bonus not to exceed $37,500. In connection with her employment, Ms. Chu was granted an option to purchase up to 83,333 shares of our common stock at an exercise price of $0.90. The option was granted on February 10, 2000 and will vest and become exercisable as follows: 25% of the shares upon her completion of twelve months of service measured from the February 10, 2000 grant date and the balance in a series of 36 successive equal monthly installments upon his completion of each of the next 36 months of service thereafter. In the event Ms. Chu is involuntarily terminated without cause she will receive a lump sum severance payment equal to four months of her base salary.

   David S. Holub. On May 5, 2000, David Holub, our Vice President of Internet and Data Center Technology entered into an employment agreement with us. Pursuant to the terms of the agreement, Mr. Holub's annual salary is $150,000. In connection with his employment, we granted Mr. Holub an option to purchase up to 133,333 shares of our common stock at a per share exercise price of $0.90. The option was granted on December 23, 1999 and will vest and become exercisable as follows: 25% of the shares upon his continuation in employment through August 12, 2000 and the balance in a series of 36 successive equal monthly installments upon his completion of each of the next 36 months of service thereafter. Mr. Holub is eligible for bonuses of up to $60,000 and options for an additional 50,000 shares of our common stock. In order to be eligible for these bonuses, Mr. Holub must complete each of three sets of Data Centers within prescribed time frames and budgets. For each set completed as prescribed, Mr. Holub will receive one-third of the above mentioned bonus amount. In the event Mr. Holub is involuntarily terminated without cause, all of Mr. Holub's unvested shares will immediately vest, and he will receive a lump sum severance payment equivalent to six months of his base salary.

   Nicholas K. Pianim. On March 19, 2000, Nicholas Pianim, our Vice President of Global Business Development, accepted an employment offer letter with us. This letter provides for a monthly salary of $10,000. Mr. Pianim is also entitled to an annual bonus of up to $30,000. In connection with his employment, Mr. Pianim was granted a series of option to purchase up to a total of 125,000 shares of our common stock at exercise prices ranging from $6.00 to $12.00. The options was granted on April 2, 2000, June 27, 2000, and November 2, 2000, respectively. Each option will vest and become exercisable as follows: 25% of the shares upon his completion of twelve months of service measured from the applicable grant date and the balance in a series of 36 successive equal monthly installments upon his completion of each of the next 36 months of service thereafter. In the event Mr. Pianim's employment is involuntarily terminated, all of his unvested options would vest immediately upon termination.

Compensation Committee Interlocks and Insider Participation

   During 2000, the compensation committee of the board of directors consisted of Messrs. Stensrud, Tai and Carroll, none of whom has ever been an officer or employee of the Company. During 2000, none of our executive officers serves as a director or member of the compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 1, 2001 (unless otherwise stated in the footnotes) by (i) all persons who are or who may be deemed beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers (as defined above) and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o iAsiaWorks, Inc., 555 Airport Blvd., Suite 300, Burlingame, CA 94010. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.


Name and Address of Beneficial     Shares of Common Stock Percentage of Shares
Owner                                Beneficially Owned   Beneficially Owned(1)
- ------------------------------     ---------------------- ---------------------
Entities affiliated with Enter-
 prise Partners(2)...............         3,940,841                9.9%
Entities affiliates with Institu-
 tional Venture Partners(3)......         4,959,805               12.5%
Entities affiliates with
 Newbridge Capital Group(4)......         6,226,054               15.7%
Entities affiliated with Sprout
 Group(5)........................         3,276,871                8.3%
Entities affiliated with Walden
 International Investment
 Group(6)........................         3,172,616                8.0%
Entities affiliated with Zesiger
 Capital Group L.L.C.(7).........         1,985,534                5.0%
J. & W. Seligman & Co. Incorpo-
 rated(8)........................         2,000,000                5.0%
Franklin Advisers, Inc.(9).......         2,100,100                5.3%
Credit Suisse First Boston(10)...         3,276,871                8.3%
New Enterprise Associates VI,
 Limited Partnership(11).........         2,581,611                6.5%
JoAnn F. Patrick-Ezzell(12)......           846,693                2.1%
Jonathan F. Beizer(13)...........           427,862                1.1%
David S. Holub(14)...............            63,890                  *
Nicholas K. Pianim(15)...........            13,542                  *
Suzanne S. Chu(16)...............            30,209                  *
Robert Lee(17)...................            52,665                  *
Paul H. Lambert..................                 0                  *
William R. Stensrud(18)..........         3,941,341                9.9%
William P. Tai(19)...............         6,810,751               17.2%
Daniel A. Carroll(5).............         6,226,054               15.7%
All directors and executive offi-
 cers as a group (12 per-
 sons)(20).......................        18,748,403               45.9%
- --------

* Less than 1% of the outstanding common stock.
- --------
(1) Percentage of ownership is based on 39,673,325 shares of Common Stock issued and outstanding on March 1, 2001. This percentage also takes into account the Common Stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 1, 2001, including, but not limited to, through the exercise of options; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(1)(i) under the Securities Exchange Act of 1934, as amended.
(2) Consists of 3,625,575 shares held by Enterprise Partners IV, L.P., and 315,266 shares held by Enterprise Partners IV Associates, L.P. Mr. William
    R. Stensrud is a General Partner of each of these stockholders, and as such may be deemed to be the beneficial owner of these shares. Some of the shares held by each of Enterprise Partners IV, L.P. and Enterprise Partners IV Associates, L.P. are subject to repurchase rights by iAsiaWorks. Mr. Stensrud disclaims beneficial ownership of these shares except for his pecuniary interest therein. The business address of Enterprise Partners is 7979 Ivanhoe Avenue, Suite 550, La Jolla, CA 92037.
(3) Consists of 3,548,479 shares held by Institutional Venture Partners VIII, L.P., 49,643 shares held by IVM Investment Fund VIII, L.L.C., 12,417 shares held by IVM Investment Fund VIII-A L.L.C., and 27,595 shares held by IVP Founders Fund I, L.P. Mr. William P. Tai is a general partner or managing director of funds managed by Institutional Venture Partners, and as such may be deemed to be the beneficial owner of these shares. Mr. Tai disclaims beneficial ownership of these shares except for his pecuniary interest therein. This amount also includes 504,273 shares of common stock held by Mr. Tai, some of which shares are subject to repurchase rights by iAsiaWorks, and 817,398 shares held by WT Technology, which Mr. Tai or his family members may be deemed to beneficially own. The business address of Institutional Venture Partners is 3000 Sand Hill Road, Building 2, Suite 290, Menlo Park, CA 94025.

 (4) Consists of 5,734,524 shares held by Newbridge Asia II, L.P., and 491,530 shares held by Tarrant Ventures Partners. Mr. Daniel A. Carroll holds a general partnership interest in Newbridge Asia II, L.P. The business address of Newbridge Asia II is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.
 (5) Consists of 9,503 shares held by DLJ Capital Corporation for the benefit of an employee deferred compensation plan, 247,879 shares held by DLJ ESC II, L.P. for the benefit of an employee deferred compensation plan, 170,914 shares held by Sprout Venture Capital L.P. and 2,848,575 shares held by Sprout Capital VIII, L.P. The business address of the Sprout Group is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, CA 94025.
 (6) Consists of 481,715 shares held by International Venture Capital Investment Corp., 442,324 shares held by PacVen Walden Ventures IV, L.P., 8,245 shares held by PacVen Walden Ventures IV Associates Fund, L.P., 796,154 shares held by Walden Capital Partners II, L.P., and 122,508 shares held by Walden Technology Ventures II, L.P. Mr. Tai is a limited partner in the general partnership of funds managed by Walden, a shareholder in Walden International Investment Group, the manager of International Venture Capital Investment Corp. and PacVen Walden Ventures IV, L.P., and as such may be deemed to be the beneficial owner of these shares. Mr. Tai disclaims beneficial ownership of these shares except for his pecuniary interest therein. This amount also includes 504,273 shares of common stock held by Mr. Tai and 817,398 shares owned by WT Technology, which Mr. Tai or his family members may be deemed to beneficially own. The business address of Walden International Investment Group is 750 Battery Street, 7th Floor, San Francisco, CA 94111.
 (7) Consists of 1,985,534 shares for which Zesiger Capital Group, L.L.C. is a registered investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. These shares are held in numerous investment advisory accounts and members accounts. Zesiger Capital Group, L.L.C., in its capacity as investment advisor, exercises sole voting and sole investment power over such shares. Zesiger Capital Group, L.L.C. disclaims beneficial ownership of these shares. The business address of Zesiger Capital Group is 320 Park Avenue, New York, NY 10022.
 (8) The business address of J.&W. Seligman & Co. Incorporated is 100 Park Avenue, New York, New York 10017. Ownership information is based solely on information provided in a Schedule 13G filed by J.&W. Seligman & Co. on February 1, 2001.
 (9) The business address of Franklin Advisers, Inc. is 777 Mariners Island Boulevard, San Mateo, California 94404. Ownership information is based solely on information provided in a Schedule 13G filed by Franklin Resources, Inc. on February 8, 2001.
(10) The business address of Credit Suisse First Boston is Uetlibergstrasse 231, P.O. Box 900, CH-8070 Zurich, Switzerland. Ownership information is based solely on information provided in a Schedule 13G filed by Credit Suisse First Boston on February 14, 2001.
(11) The business address of New Enterprise Associates is 1119 St. Paul Street, Baltimore, Maryland 21202. Ownership information is based solely on information provided in a Schedule 13G filed by New Enterprise Associates on February 14, 2001.
(12) Consists of 76,665 shares of common stock held by Mrs. JoAnn F. Patrick-Ezzell and 770,027 shares of common stock subject to options exercisable within 60 days of March 1, 2001 held by Mrs. Patrick-Ezzell and trusts for the benefit of Mrs. Patrick-Ezzell's family.
(13) Consists of 116,666 shares of common stock held by Mr. Jonathan F. Beizer and 311,196 shares of common stock subject to options exercisable within 60 days of March 1, 2001.
(14) Consists of 44,443 shares of common stock held by Mr. David S. Holub and 19,447 shares of common stock subject to outstanding options exercisable within 60 days of March 1, 2001.
(15) Consists of 13,542 shares of common stock subject to outstanding options exercisable within 60 days of March 1, 2001 held by Mr. Nicholas K. Pianim.
(16) Consists of 30,209 shares of common stock subject to outstanding options exercisable within 60 days of March 1, 2001 held by Ms. Suzanne S. Chu.
(17) Consists of 7,666 shares of common stock and 44,999 shares of common stock subject to outstanding options exercisable within 60 days of March 1, 2001 held by Mr. Robert Lee.
(18) Consists of 500 shares of common stock held by Mr. Stensrud's family members as well as 3,940,841 shares held by entities affiliated with Enterprise Partners.
(19) Consists of 504,273 shares of common stock owned by Mr. Tai, 817,398 shares owned by WT Technology, which William P. Tai and his family members may be deemed to beneficially own, 3,638,133 shares owned by entities affiliated with Institutional Venture Partners, and 1,850,947 shares owned by entities affiliated with Walden International Investment Group.
(20) Consists of 1,209,670 shares of common stock subject to options exercisable within 60 days of March 1, 2001, 1,064,860 shares of common stock issued to Mr. Tai, Mr. Stensrud, Ms. Patrick-Ezzell, Mr. Beizer, Mr. Horn, Mr. Holub and Mr. Lee, upon the exercise of stock options, 3,333 shares of common stock held by Ms. Patrick-Ezzell, 3,941,341 shares owned by entities affiliated with Enterprise Partners, 817,398 shares held by WT Technology, 3,638,133 shares held by entities affiliated with Institutional Venture Partners, 1,850,947 shares held by entities affiliated with Walden International Investment Group, and 6,226,054 shares owned by entities affiliated with Newbridge Capital Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Our certificate of incorporation eliminates, to the maximum extent allowed by the Delaware General Corporation Law, subject to certain exceptions, directors' personal liability to us or our stockholders for monetary damages for breaches of fiduciary duties. The certificate of incorporation does not, however, eliminate or limit the personal liability of a director for the following:

  .  any breach of the director's duty of loyalty to us or our stockholders;

  . acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

  . unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

  . any transaction from which the director derived an improper personal benefit.

   Our bylaws provide that we shall indemnify our directors and executive officers to the fullest extent permitted under the Delaware General Corporation Law and may indemnify our other officers, employees and other agents as set forth in the Delaware General Corporation Law. In addition, we have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements contain provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as directors or executive officers of iAsiaWorks or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified directors and officers.

   The limited liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty and may reduce the likelihood of derivative litigation against our directors and officers, even though a derivative action, if successful, might otherwise benefit us and our stockholders. A stockholder's investment in us may be adversely affected to the extent we pay the costs of settlement or damage awards against our directors and officers under these indemnification provisions.

   In a letter agreement dated April 1, 2001, Ms. Patrick-Ezzell resigned as our Chief Executive Officer effective as of April 2, 2001. Ms. Patrick-Ezzell will continue as Chairman of our board of directors. Ms. Patrick-Ezzell's options to purchase our common stock shall become fully vested upon her resignation and shall remain exercisable for up to two years thereafter. In addition, Ms. Patrick-Ezzell will receive a severance payment of $600,000, the amount called for by her 2000 employment agreement, by making seven payments of $45,000 each, payable on the first day of each calendar month beginning June 1, 2001 and ending December 1, 2001 and one payment of $285,000 payable on January 1, 2002. However, if we undergo a change in control before all of the payments provided in the preceding sentence have been paid, we are obligated to pay the unpaid amount to Ms. Patrick-Ezzell in one lump-sum no later than ten business days after the closing of the change in control transaction. Ms. Patrick-Ezzell may also remain in her current apartment in Hong Kong until the lease expires in November 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

   Our Consolidated Financial Statements appear on the respective pages listed below:

Consolidated Balance Sheets--Page 45.
Consolidated Statements of Operations and Comprehensive Loss--Page 46. Consolidated Statements of Stockholders' Equity (Deficit)--Page 47. Consolidated Statements of Cash Flows--Page 49.

2. Financial Statement Schedules.

   Valuation and Qualifying Accounts--Page 70.

3. Exhibits.

 Exhibit
 Number  Description
   2.1   Purchase Agreement for AT&T EasyLink Services Asia/Pacific Limited
         (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
   3.1 Second Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 8, 2000 (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on
         April 20, 2000, as subsequently amended).
   3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's registration statement on Form S-1 (File No. 333-
         35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
   4.1 Form of the Company's Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
   4.2   Amended and Restated Rights Agreement dated December 8, 1999
         (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.1   Company's 1995 Stock Option Plan (incorporated by reference to Exhibit
         10.1 to the Company's registration statement on Form S-1 (File No.
         333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.2 Company's 2000 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.3   Company's 2000 Amended and Restated Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.4   Form of the Company's Directors and Officers' Indemnification
         Agreement (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.5 Employment Agreement, dated July 10, 2000, by and between the Company and JoAnn Patrick-Ezzell (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-1 (File No. 333-
         35278), originally filed with the Commission on April 20, 2000, as subsequently amended).

 Exhibit
 Number  Description
  10.6 Employment Agreement, dated May 5, 2000, by and between the Company and David Holub (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.7 Employment Agreement, dated June 7, 2000, by and between the Company and Jonathan Beizer (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.8 Employment Agreement, dated May 14, 2000, by and between the Company and Suzanne Chu (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.9 Employment Agreement, dated April 27, 2000, by and between the Company and Daryl Horn (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.10  Employment Agreement, dated October 26, 2000, by and between the
         Company and William R. McCauley.
  10.11 Value Added Network Services Agreement, dated March 13, 2000 by and between the Company and Taiwan Telecommunications Network
         (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.12 Memorandum of Understanding dated March 28, 2000 by and between the Company and Integra (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.13  Lease, dated March 15, 2000, by and between the Company and Monance
         Limited (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.14 Sublease, dated August 31, 1999 by and between the Company and California Casualty Management Company (incorporated by reference to
         Exhibit 10.8 to the Company's registration statement on Form S-1 (File
         No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.15  Lease, dated October 12, 1999 by and between the Company and Cable &
         Wireless HK Limited (incorporated by reference to Exhibit 10.9 to the
         Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.16  Lease, dated May 3, 1999 by and between the Company and Hong Kong
         Telecom International Limited (incorporated by reference to Exhibit
         10.10 to the Company's registration statement on Form S-1 (File No.
         333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.17  Lease, dated October 28, 1998 by and among the Company and Pai-Yuan
         Chiang, Jen-Hang Chiang and Chou-P'ing Chiang (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on
         April 20, 2000, as subsequently amended).
  10.18  Loan Agreement, dated October 19, 2000, by and between iAsiaWorks
         Networks Taiwan, Ltd. and China Insurance Co.

 Exhibit
 Number  Description
  10.19  Lease, Indemnity and Agreement, dated June 10, 2000, by and among the
         Company's subsidiary iAsiaWorks (HK) Limited, iAdvantage Limited and Weelek Company Limited (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.20  Real Property Building Sale and Purchase Agreement, dated May 17,
         2000, by and between the Company and Teng Fu Construction Co., Ltd.
         (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.21 Real Property Land Sale and Purchase Agreement, dated May 17, 2000, by and between the Company and Bruce Hsieh (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-1
         (File No. 333-35278), originally filed with the Commission on April
         20, 2000, as subsequently amended).
  10.22 International Services Agreement, dated April 7, 2000, by and between the Company and Digital Island (incorporated by reference to Exhibit
         10.21 to the Company's registration statement on Form S-1 (File No.
         333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.23  Sublease, dated May 1, 2000, by and between the Company and Psygnosis,
         Ltd. (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 333- 35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.24 Certified Resolution and Loan Agreement, dated October 7, 2000, by and among the Company's subsidiary iAsiaWorks Korea Ltd., the Company, and Korea First Bank, Yangjae dong Branch (incorporated by reference to
         Exhibit 10.1 to the Company's quarterly report for the quarter ended
         September 30, 2000, on Form 10-Q (File No. 000-31201), originally filed with the Commission on November 14, 2000).
  10.25 Turnkey System Agreement and Novation Agreement, dated July 6, 2000, by and among the Company's subsidiary iAsiaWorks (HK) Limited, Weelek
         Company Limited and Piller GmbH Germany (incorporated by reference to
         Exhibit 10.23 to the Company's registration statement on Form S-1
         (File No. 333-35278), originally filed with the Commission on April
         20, 2000, as subsequently amended).
  10.26  Sale and Purchase Agreement, dated July 22, 2000, by and among the
         Company's subsidiary iAsiaWorks Korea Ltd., Senan Corp. and Mr. Eui
         Seok Lee (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form S-1 (File No. 333-35278), originally filed with the Commission on April 20, 2000, as subsequently amended).
  10.27  Office Lease Agreement, dated December 4, 2000, by and between the
         Company and EOP-BAY PARK PLAZA, L.L.C.
  10.28  Underwriting Agreement, dated August 2, 2000, by and among the
         Company, Goldman Sachs & Co., Morgan Stanley & Co. Incorporated and
         Salomon Smith Barney Inc.
  10.29  Letter Agreement, dated April 1, 2001, by and between the Company and
         JoAnn Patrick-Ezzell.
  21.1   Subsidiaries of the Company.
  23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(b) Reports on Form 8-K

   During the quarter ended December 31, 2000, the Company filed two reports on Form 8-K. The Company filed a report on Form 8-K on November 2, 2000 announcing the resignation of Peter Morris from its board of directors. The Company filed a report on Form 8-K on December 21, 2000 announcing the resignation of Farrokh Billimoria from its board of directors and the appointment of Paul Lambert to its board of directors.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders iAsiaWorks, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of iAsiaWorks, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated recurring losses and negative cash flows from operations and will require additional financing. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 8, 2001, except for Note 14, as to which the date is March 30, 2001

                                IASIAWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
ASSETS
Current assets:
 Cash and cash equivalents.................................  $ 42,222   $62,045
 Marketable securities.....................................        --     9,339
 Restricted cash...........................................        50     7,063
 Accounts receivable, net of allowance for doubtful ac-
  counts of $554 and $1,157 at December 31, 1999 and 2000
  respectively.............................................     2,735     4,480
 Prepaids and other current assets.........................       679     6,578
                                                             --------  --------
Total current assets.......................................    45,686    89,505
Property and equipment, net................................     5,585    69,276
Goodwill, intangibles and other assets.....................    40,084    34,786
                                                             --------  --------
Total assets...............................................  $ 91,355  $193,567
                                                             ========  ========
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
 Accounts payable..........................................  $  3,178  $  5,087
 Accrued liabilities.......................................     1,516     5,442
 Deferred revenue..........................................       275     1,121
 Current portion of capital lease obligations..............        56       560
 Current portion of long-term debt.........................       397       349
                                                             --------  --------
 Total current liabilities.................................     5,422    12,559
Capital lease obligations..................................       234     1,045
Long-term debt.............................................       201    28,986
                                                             --------  --------
                                                                5,857    42,590
                                                             --------  --------
Convertible preferred stock:
Convertible preferred stock; $0.001 par value, 83,100
 shares authorized, 24,722 and nil shares issued and out-
 standing at December 31, 1999 and 2000, respectively......   114,699        --
                                                             --------  --------
Commitments and contingencies (Notes 10, 13 and 14)

Stockholders' equity (deficit):
Common stock; $0.001 par value, 115,000 shares authorized,
 2,916 and 39,634 shares issued and outstanding at December
 31, 1999 and 2000, respectively...........................         3        39
Additional paid-in capital.................................    13,561   251,551
Deferred stock-based compensation..........................   (13,242)  (13,123)
Accumulated other comprehensive loss.......................      (900)   (1,681)
Accumulated deficit........................................   (28,623)  (85,809)
                                                             --------  --------
Total stockholders' equity (deficit).......................   (29,201)  150,977
                                                             --------  --------
Total liabilities, convertible preferred stock and stock-
 holders' equity (deficit)                                   $ 91,355  $193,567
                                                             ========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                IASIAWORKS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
Revenue:
 Internet access and related services..........   $ 3,490  $  5,384  $  15,379
 Hosting, co-location and other managed servic-
  es...........................................        --       245     11,263
                                                 --------  --------  ---------
 Total revenue.................................     3,490     5,629     26,642
Cost of revenue:
 Cost of Internet access and related services..     4,621     5,417     16,129
 Cost of hosting, co-location and other managed
  services.....................................        --       401      9,079
                                                 --------  --------  ---------
 Total cost of revenue.........................     4,621     5,818     25,208
                                                 --------  --------  ---------
 Gross margin..................................    (1,131)     (189)     1,434
                                                 --------  --------  ---------
Operating expenses:
Network operations and support (including
 stock-based compensation of $20, $454 and
 $1,619 for the years ended December 31, 1998,
 1999 and 2000, respectively...................     1,648     1,993     12,230
Sales and marketing (including stock-based com-
 pensation of $4, $130 and $2,140 for the years
 ended December 31, 1998, 1999 and 2000, re-
 spectively                                         1,475     2,502     15,257
General and administrative (including stock-
 based compensation of $196, $3,486 and $7,995
 for the years ended December 31, 1998, 1999
 and 2000, respectively........................     2,399     6,997     18,542
Amortization of intangible assets..............        --       559     15,870
                                                 --------  --------  ---------
 Total operating expenses......................     5,522    12,051     61,899
                                                 --------  --------  ---------
Loss from operations...........................    (6,653)  (12,240)   (60,465)
Interest income................................       238       288      3,736
Interest expense...............................      (388)     (384)      (458)
Other income (expense), net....................       (18)       19         --
                                                 --------  --------  ---------
Loss before provision for income taxes ........    (6,821)  (12,317)   (57,187)
Provision for income taxes.....................         2        --         --
                                                 --------  --------  ---------
Net loss.......................................    (6,823)  (12,317)   (57,187)
Dividend accretion on preferred stock..........    (1,814)   (2,287)        --
                                                 --------  --------  ---------
Net loss attributable to common stockholders...  $ (8,637) $(14,604) $ (57,187)
                                                 ========  ========  =========
Other comprehensive loss:
Change in unrealized gain (loss) on marketable
 securities....................................         4        (4)        10
Change in foreign currency translation adjust-
 ments.........................................       139      (477)      (791)
                                                 --------  --------  ---------
Comprehensive loss.............................  $ (6,966) $(11,836) $ (57,968)
                                                 ========  ========  =========
Comprehensive loss attributable to common
 stockholders..................................  $ (8,494) $(15,085) $ (57,968)
                                                 ========  ========  =========
Net loss per share attributable to common
 stockholders, basic and diluted...............  $ (30.85) $ (14.87) $   (3.16)
                                                 ========  ========  =========
Shares used in computing net loss per shares
 attributable to common
 stockholders, basic and diluted...............       280       982     18,089
                                                 ========  ========  =========

    The accompanying notes are an integral part of these consolidated financial statements.

                                IASIAWORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                 Accumulated
                          Common Stock  Additional   Deferred       Other                      Total
                          -------------  Paid-in   Stock-based  Comprehensive Accumulated  Stockholders'
                          Shares Amount  Capital   Compensation     Loss        Deficit   Equity (Deficit)
                          ------ ------ ---------- ------------ ------------- ----------- ----------------
Balance at January 1,
 1998...................    180   --     $(1,362)    $   --         $(562)      $(9,483)      $(11,407)
Issuance of common stock
 warrants in connection
 with Series C preferred
 stock..................    --    --       1,208         --           --            --           1,208
Issuance of shares of
 common stock upon
 exercise of options....    155   --          38         --           --            --              38
Deferred compensation
 expense in connection
 with issuances of stock
 options................    --    --       1,457      (1,457)         --            --             --
Amortization of deferred
 compensation...........    --    --         --          220          --            --             220
Change in unrealized
 gain on marketable
 securities.............    --    --         --          --             4           --               4
Change in foreign
 currency translation
 adjustment.............    --    --         --          --           139           --             139
Dividend accretion on
 preferred stock........    --    --      (1,814)        --           --            --          (1,814)
Net loss................    --    --         --          --           --         (6,823)        (6,823)
                          -----   ---    -------     -------        -----       -------       --------
Balance at December 31,
 1998...................    335   --        (473)     (1,237)        (419)      (16,306)       (18,435)
Issuance of common stock
 warrants in connection
 with bridge financing..    --    --         149         --           --            --             149
Issuance of shares of
 common stock upon
 exercise of options....     61   --          24         --           --            --              24
Issuance of shares of
 common stock upon
 exercise of warrants...  2,520     3         73         --           --            --              76
Deferred compensation
 expense in connection
 with issuances of stock
 options................    --    --      16,075     (16,075)         --            --             --
Amortization of deferred
 compensation...........    --    --         --        4,070          --            --           4,070
Change in unrealized
 gain on marketable
 securities.............    --    --         --          --            (4)          --              (4)
Change in foreign
 currency translation
 adjustment.............    --    --         --          --          (477)          --            (477)
Dividend accretion on
 preferred stock........    --    --      (2,287)        --           --            --          (2,287)
Net loss................    --    --         --          --           --        (12,317)       (12,317)
                          -----   ---    -------     -------        -----       -------       --------
Balance at December 31,
 1999...................  2,916     3     13,561     (13,242)        (900)      (28,623)       (29,201)
Issuance of shares of
 common stock upon
 exercise of options....  1,297     1        566         --           --            --             567
Issuance of common stock
 in initial public
 offering less issuance
 costs of $2,751........  9,000     9    106,059         --           --            --         106,068

                                IASIAWORKS, INC.

                                 (in thousands)

                                                                 Accumulated
                          Common Stock  Additional   Deferred       Other                      Total
                          -------------  Paid-in   Stock-based  Comprehensive Accumulated  Stockholders'
                          Shares Amount  Capital   Compensation     Loss        Deficit   Equity (Deficit)
                          ------ ------ ---------- ------------ ------------- ----------- ----------------
Issuance of shares for
 purchase of Web
 Professionals..........     225  --          114         --           --           --             114
Conversion of preferred
 stock to common stock
 upon initial public
 offering...............  25,766   25     119,249         --           --           --         119,274
Conversion of preferred
 warrants to common
 stock warrants.........     --   --          369         --           --           --             369
Conversion of warrants
 to common stock........     430    1          (1)        --           --           --             --
Deferred compensation
 expense in connection
 with issuances of stock
 options................     --   --       11,634     (11,634)         --           --             --
Amortization of deferred
 compensation...........     --   --          --       11,754          --           --          11,754
Change in unrealized
 gain on marketable
 securities.............     --   --          --          --            10          --              10
Change in foreign
 currency translation
 adjustment.............     --   --          --          --          (791)         --            (791)
Net loss................     --   --          --          --           --       (57,187)       (57,187)
                          ------  ---    --------    --------      -------     --------       --------
Balance at December 31,
 2000...................  39,634  $39    $251,551    $(13,123)     $(1,681)    $(85,809)      $150,977
                          ======  ===    ========    ========      =======     ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                IASIAWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                    1998      1999       2000
                                                   -------  ---------  --------
Cash flows used in operating activities:

Net loss.........................................  $(6,823) $ (12,317) $(57,187)

Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization...................      654      1,495    19,253
 Warrants issued in connection with loans re-
  corded as interest expense.....................      158        149       158
 Stock-based compensation expense................      220      4,070    11,754
 Loss on sale of property and equipment..........       42          8       --

Changes in operating assets and liabilities:

 Increase in accounts receivable.................    (301)       (898)   (2,348)
 (Increase)/decrease in prepayments and other
  current assets.................................     (29)        234    (5,899)
 Increase in provision for doubtful accounts.....      260        325       603
 Increase in accounts payable and accrued ex-
  penses.........................................      815      1,009     5,834
 Increase in deferred revenue....................       38        159       847
                                                   -------  ---------  --------
Net cash used in operating activities............  (4,966)     (5,766)  (26,985)
                                                   -------  ---------  --------

Cash flows used in investing activities:

 (Increase)/decrease in restricted cash..........      (2)         48    (7,013)
 (Increase)/decrease in marketable securities....  (3,379)      4,433    (9,329)
 Purchase of property and equipment..............  (1,093)     (3,326)  (67,830)
 Proceeds on sale of assets......................       27        180       --
 Increase in other long term assets..............      --         --     (1,556)
 Net cash used in connection with acquisitions...      --     (41,446)   (2,783)
                                                   -------  ---------  --------
Net cash used in investing activities............  (4,447)    (40,111)  (88,511)
                                                   -------  ---------  --------

Cash flows from financing activities:

 Principal payments on capital lease obliga-
  tions..........................................      --         --        (69)
 Proceeds from loans.............................    1,105        --     29,134
 Principal payments on loans.....................      --        (287)     (397)
 Exercise of stock options.......................      --         --        567
 Proceeds from issuance of preferred stock and
  preferred stock warrants, net..................    9,749     85,700       --
 Proceeds from the sale of common stock, net.....       38        100   106,068
                                                   -------  ---------  --------
Net cash provided by financing activities........   10,892     85,513   135,303
                                                   -------  ---------  --------
Effects of exchange rate changes on cash and cash
 equivalents.....................................     (28)        (68)       16
                                                   -------  ---------  --------
Net increase in cash and cash equivalents........    1,451     39,568    19,823
                                                   -------  ---------  --------
Cash and cash equivalents at beginning of the
 year............................................    1,203      2,654    42,222
                                                   -------  ---------  --------
Cash and cash equivalents at end of the year.....  $ 2,654  $  42,222  $ 62,045
                                                   =======  =========  ========

Supplemental cash flow disclosures:

 Cash paid during the period for:

  Interest.......................................  $   300  $     219  $    430
                                                   =======  =========  ========
  Taxes..........................................  $    11  $       2  $    --
                                                   =======  =========  ========

Disclosure of noncash activities:

 Assets acquired under capital lease.............  $   --   $     369  $  1,384
                                                   =======  =========  ========
 Dividend accretion on preferred stock...........  $(1,814) $  (2,287) $    --
                                                   =======  =========  ========
 Capital stock issued in connection with acquisi-
  tions..........................................  $   --   $     --   $  4,661
                                                   =======  =========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                               IASIAWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

   iAsiaWorks, Inc. was incorporated in August 1995 as AUNET Corporation. In December 1999, the Company changed its name to iAsiaWorks, Inc. The Company offers a broad range of Internet solutions that allow business customers to build or extend their presence across multiple markets in the Asia-Pacific region. These Internet solutions include high-speed, leased-line Internet access, hosting, co-location, managed services and other value added services.

   The Company has an accumulated deficit of $85.8 million as of December 31, 2000 and has generated losses and negative cash flow from operations in each of the three years in the period then ended. The Company expects to continue to devote substantial resources to continue to complete the buildout of existing Internet data centers and to grow its business. Additional financing will be required to fund these expansion plans and to fund the Company's growth. Management's plans in this regard include efforts to increase revenues while controlling operating costs until additional financing can be obtained. There is no assurance that additional financing will be available to the Company on terms that are acceptable, or at all. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Business risks and uncertainties

   The Company operates in the Internet services industry, which is characterized by intense competition, rapid technological advances and evolving regulatory requirements and industry standards. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is new, characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competition, and risks associated with foreign currencies. Failure by the Company to anticipate or respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards could have a material adverse effect on the Company's business and operating results.

   The Company's operations are concentrated in the Asia-Pacific region and are subject to the laws, regulations and statutes of the countries in which it does business. Changes in, or new interpretations of, existing laws or regulations or other consequences of doing business outside the U.S. may have a material adverse effect on the Company's business and operating results. The Company operates in certain countries that maintain foreign currency exchange regulations that place restrictions on the flow of foreign funds into and out of those countries. The Company is required to comply with these regulations when entering into transactions in foreign currencies.

   During the Asian financial crisis which began in 1997, the economies of many countries in the Asia-Pacific region experienced economic contractions, a reduction in the availability of credit, increased interest rates, increased inflation, negative fluctuations in currency exchange rates, increased incidence of bankruptcies and increased unemployment. Economic uncertainties still exist related to the economies in the Asia-Pacific region.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for bad debts and the valuation of long-lived assets and deferred tax assets. Actual results could differ from those estimates.

Concentration of credit risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in various financial institutions principally in the United States. Small working cash balances are also held in financial institutions in Asia. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

   The Company extends credit to its customers, which are primarily comprised of small to medium sized private companies in the Asia-Pacific region. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of individual accounts.

   As of December 31, 2000, the Company had two customers that represented greater than 10% of accounts receivable as summarized in the following table:

                                                               % of accounts
                                                           receivable balance at
Customer                                                     December 31, 2000
- --------                                                   ---------------------
A.........................................................         15.7%
B.........................................................         10.7%

   No customer represented greater than 10% of fiscal year 2000 revenue.

   The Company does not segregate information related to operating income generated by its export sales.

Foreign currency translation

   Assets and liabilities of foreign operations where the functional currency is the local currency are translated into U.S. dollars using the exchange rates at the balance sheet date; income and expenses are translated at the average monthly rates of exchange prevailing during the year. The related translation adjustments have been included in stockholders' equity as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss.

Financial instruments

   Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

Cash and cash equivalents

   Cash and cash equivalents are held in U.S. banks or in custodial accounts with U.S. banks and stated at market value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in cash on hand, money market funds, certificates of deposits and short-term commercial papers, accordingly, these investments are subject to minimal credit and market risks.

   All other investments are reported as restricted cash or available-for-sale marketable securities.

Restricted cash

   Restricted cash as of December 31, 2000 primarily comprises amounts held on U.S. government securities, and is required in order to maintain letters of credit totaling $7.1 million. Of these letters of credit, $2.7 million is in connection with our financing agreement with an Internet data center equipment manufacturer, $2.4 million relates to the leasing agreement for our Intenet data center in Hong Kong and $2.0 million is in connection with the leasing arrangement for our corporate headquarters in Burlingame, California.

   As of December 31, 1999, the Company is required to maintain certificates of deposits of $50,000 in connection with a lease line arrangement with a telecommunications company.

Marketable securities

   Marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Securities" and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year. Unrealized holding gains on such securities are included as a net amount in equity as a component of accumulated other comprehensive loss. Realized gains and losses on sales on all of such securities are reported in earnings and computed using the specified identification cost method.

   The cost and fair value of available-for-sale securities at December 31, 2000 are as follows (in thousands):

                                                             Unrealized Market
                                                             Cost  Gains Value
                                                            ------ ----- ------
U.S. government obligations................................ $7,505  $10  $7,515
Corporate obligations......................................  1,824   --   1,824
                                                            ------  ---  ------
                                                            $9,329  $10  $9,339
                                                            ======  ===  ======

   There were no marketable securities and no realized and unrealized gains or losses as of December 31, 1999.

Property and equipment

   Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Equipment......................................................... 3 to 5 years
Computers......................................................... 3 years
Furniture and fixtures............................................ 5 years

   Leasehold improvements are amortized over their estimated useful lives, or the remaining lease term, whichever is shorter, using the straight-line method. Upon sale or retirement, the asset's cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

   Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $376,000, $844,000 and $3.4 million, respectively.

Goodwill and other acquisition-related intangibles

   Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over three years. Goodwill and other acquisition-related intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of the businesses acquired. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced to their estimated fair value based on various valuation techniques, including the discounted value of estimated future cash flows and other fundamental analysis.

Impairment of long-lived assets

   In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company regularly evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to undiscounted estimated cash flows to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Revenue recognition

   The Company's revenues consist of contracts for Internet access and related services and monthly fees from customer use of Internet data center sites, managed services, and professional services and use of equipment provided by the Company. Internet access, hosting and co-location revenues are generally billed and recognized ratably over the term of the contract, which is generally one year. Internet access related services include installation fees and equipment sales. Installation fees and related direct costs are deferred and recognized over the contract term, and equipment revenues are recognized when the equipment is shipped to the customer or placed into service at one of the Company's Internet data centers.

   During the fourth quarter of the fiscal year ended December 31, 2000, the Company has commenced reporting its revenues relating to a marketing arrangement in Hong Kong on a net basis and has reclassified all historical information presented herein to conform to this presentation. This change is based upon the consensus reached in Issue 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent" by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition. Total revenue for fiscal year 2000 would have been $27.5 million, excluding the EITF No. 99-19 adjustment. There was no impact to net loss.

   Managed and other value-added services include monitoring, security, data backup administration and consulting services. The Company recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Consulting revenue is generally billed on a time and materials basis, and is recognized as the consulting services are rendered.

Income taxes

   The Company accounts for income taxes under the liability method whereby deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year the differences are expected to affect taxable income. A valuation allowance is provided to reduce deferred tax assets to the amounts expected to be realized.

Advertising costs

   The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was approximately $371,000, $303,000 and $3,239,000 respectively.

Comprehensive loss

   The Company has adopted the provisions of SFAS No. 130, "Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components for general-purpose financial statements. Comprehensive income (loss) is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net loss in accordance with generally accepted accounting principles.

Derivative instruments and hedging

   Beginning in March 2000, forward foreign exchange contracts have been entered into by the Company to hedge certain operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the U.S. dollar. Initially, the Company has used forward foreign exchange contracts to hedge against the Korean Won. These foreign exchange contracts are entered into to hedge anticipated cash funding and recorded accounts receivable made in the normal course of business, and accordingly, are not speculative in nature. Under these contracts, the Company will buy approximately $400,000 of Korean Won per month at pre-determined rates ranging from 1,101 and 1,104 Korean Won, for twelve months from April 2000. The Company has not entered into any other foreign exchange contracts.

   SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, and depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged currency is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

   Beginning in 2001, the Company will record its foreign currency exchange contracts at fair value in its consolidated balance sheet as accrued and other current liabilities and the related gains or losses on these contracts will be deferred as a component of other comprehensive income. These deferred gains and losses will be reflected in operations in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets will be recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged.

Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the market value of the Company's common stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 8. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The Black-Scholes model has been used to value equity investments issued to nonemployees, as the fair value of the services provided cannot be reliably measured.

Net loss per share

   Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period. However, because the Company generated net losses in all periods presented, potential common stock, comprised of incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are not included in diluted net loss per share attributable to common stockholders because such shares are anti-dilutive.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
Numerator
 Net loss attributable to common stockholders...... $(8,637) $(14,604) $(57,187)
                                                    -------  --------  --------
Denominator
 Shares used in computing net loss per share
  attributable to common stockholders, basic and
  diluted..........................................     280       982    18,089
                                                    -------  --------  --------
  Net loss per share attributable to common
   stockholders, basic and diluted................. $(30.85) $ (14.87) $  (3.16)
                                                    =======  ========  ========

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated (in thousands):

                                                                 Years Ended
                                                                December 31,
                                                             -------------------
                                                              1998   1999  2000
                                                             ------ ------ -----
Weighted average effect of common stock equivalents:
 Options to purchase common stock...........................    835  2,630 8,927
 Shares resulting from the conversion of:
  Series A preferred stock..................................  4,500  4,500    --
  Shares A1 preferred stock.................................    337    337    --
  Series B preferred stock..................................  3,196  3,213    --
  Series C preferred stock..................................  1,306  3,269    --
  Series D preferred stock..................................     --    877    --
 Warrants to purchase preferred stock.......................    550    462   213
 Warrants to purchase common stock..........................  1,144  2,288   251
                                                             ------ ------ -----
                                                             11,868 17,576 9,391
                                                             ====== ====== =====

Reclassifications

   Certain prior year balances have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported total assets or net loss.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of income or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the Effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of SFAS No. 133, which deferred the effective date of SFAS No. 133 until the quarter ending March 31, 2001. Accordingly, the Company will adopt SFAS No. 133 in the quarter ending March 31, 2001. The Company has determined that the adoption of this pronouncement will not have a material impact on our financial condition or results of operations.

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The Securities and Exchange Commission (SEC) has recently issued interpretive guidance relating to SAB 101, and the FASB continues to address revenue recognition and other related accounting issues. The Company believes it complies with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas would likely affect the Company's results of operations.

NOTE 3 -- ACQUISITIONS:

   Effective December 14, 1999, the Company acquired all outstanding shares of AT&T EasyLink Services Asia/Pacific Limited ("EasyLink"), a company based in Hong Kong which provides Internet services. The acquisition has been accounted for using the purchase method of accounting. The total purchase consideration was $42,030,000, consisting of cash of $42,000,000 and acquisition costs of approximately $30,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The fair value of net assets acquired was determined using a combination of the cost and market approach. The cost approach establishes value based on the estimated cost of reproducing or replacing the asset, less depreciation. The market approach estimates value through an analysis of recent sales of comparable property. The allocation of the purchase price is summarized below (in thousands):

Assembled workforce..................................................... $   580
Customer list...........................................................   2,074
Net assets acquired.....................................................   1,775
Goodwill................................................................  37,601
                                                                         -------
 Total purchase price................................................... $42,030
                                                                         =======

   In January 2000, the Company acquired certain assets and liabilities of Web Professionals, Inc. ("Web Professionals"), a U.S. based dedicated hosting company. The total purchase consideration of approximately $1.6 million consisted of cash in the amount of $0.8 million, 131,000 shares of Series D preferred stock with a fair value of $6.10 per share and acquisition costs of approximately $25,000. The acquisition has been accounted for using the purchase method of accounting and the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the acquisition date. Web Professionals, the seller, was entitled up to $100,000 and 16,000 additional shares of Series D preferred stock, originally placed in escrow, based upon the continued employment with the Company of the owner of Web Professionals through June 30, 2000. Additionally, the Company paid Web Professionals cash consideration of approximately $1.4 million and 225,000 shares of common stock upon achievement of certain financial milestones, as defined in the Asset Purchase Agreement, through December 31, 2000.

   The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The fair value of net assets acquired was determined using a combination of the cost and market approach. The cost approach establishes value based on the estimated cost of reproducing or replacing the asset, less depreciation. The market approach estimates value through an analysis of recent sales of comparable property. The allocation of the purchase price is summarized below (in thousands):

Net assets acquired...................................................... $  101
Goodwill.................................................................  5,282
                                                                          ------
 Total purchase price.................................................... $5,383
                                                                          ======

   In April 2000, the Company acquired all the outstanding shares of Cyberhost Pty Limited ("Cyberhost"), an Australia based dedicated hosting company. The total purchase consideration of approximately $2.0 million consisted of cash in the amount of $600,000, 100,000 shares of common stock with a value of $13.60 per share, assumed liabilities of approximately $20,000 and acquisition costs of approximately $25,000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the acquisition date.

   The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The fair value of net assets acquired was determined using a combination of the cost and market approach. The cost approach establishes value based on the estimated cost of reproducing or replacing the asset, less depreciation. The market approach estimates value through an analysis of recent sales of comparable property. The allocation of the purchase price is summarized below (in thousands):

Net liabilities acquired................................................ $ (30)
Goodwill................................................................  1,998
                                                                         ------
 Total purchase price................................................... $1,968
                                                                         ======

NOTE 4--BALANCE SHEET ACCOUNTS:

   Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
Land and buildings.........................................  $   --   $ 42,427
Equipment..................................................    5,320    12,064
Computers..................................................    1,477    10,139
Furniture and fixtures.....................................      239       773
Leasehold improvements.....................................      312     1,311
                                                             -------  --------
 Total property and equipment..............................    7,348    66,714
Less: Accumulated depreciation and amortization............   (1,763)  (10,347)
Plus: Construction in progress.............................      --     12,909
                                                             -------  --------
                                                             $ 5,585  $ 69,276
                                                             =======  ========

   The cost of assets held under capital lease was $304,000 and $2,078,000 at December 31, 1999 and 2000, respectively. The amount of accumulated depreciation on these assets was $58,000 and $506,000 at December 31, 1999 and 2000, respectively.

   Goodwill, intangibles and other assets consist of the following (in thousands):

                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
Assembled workforce........................................  $   580  $    371
Customer list..............................................    2,074     1,325
Goodwill...................................................   37,601    46,233
Other assets...............................................      388     1,944
                                                             -------  --------
                                                              40,643    49,873
Less: accumulated amortization attributable to goodwill and
 intangibles...............................................     (559)  (15,087)
                                                             -------  --------
                                                             $40,084  $ 34,786
                                                             =======  ========

   Accrued liabilities consist of the following (in thousands):

                                                               December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
Accrued payments to vendors.................................. $ 1,146  $ 4,600
Accrued payroll benefits.....................................     340      832
Other........................................................      30       10
                                                              -------  -------
                                                               $1,516   $5,442
                                                              =======  =======

NOTE 5--LONG-TERM DEBT:

   In October 2000, the Company entered into a loan and security agreement under which it borrowed approximately $18.0 million, to finance the purchase of the Internet data center building located in Taipei, Taiwan. The loan is denominated in Taiwan Dollars. The loan agreement has a term of 15 years, with an effective interest rate of 7.5% for the first six months. The interest rate will be adjusted every six months throughout the term of the loan. For years one and two, monthly payments of interest only are due, and for years three to fifteen, monthly payments of principal plus interest are due. Borrowings under this agreement are collateralized by the land and building acquired with the loan proceeds.

   In October 2000, the Company entered into a loan and security agreement with a bank under which it borrowed approximately $13.0 million for the Internet data center located in Seoul, Korea. The loan is denominated in Korean Won. The loan agreement has a term of five years. For the first three years the interest rate will be 11%. For the remaining two years, the interest rate will be the final quotational yield for such A+ three-year Korean Won denominated bond plus 2%. Interest only payments are due quarterly, with the principal due as a balloon payment at the end of the loan term. As collateral for outstanding borrowings, the Company has pledged to the bank a first priority mortgage in the building. The Company is required to comply with certain financial covenants during the period starting from the first half of fiscal year 2003 until the end of the loan term. These covenants require the Company to maintain stipulated ratios of earnings to interest charges and earnings to borrowings.

   In November 1997, the Company entered into a loan and security agreement (the "loan facility"). The loan and security agreement had a total capacity of $6.0 million and converted to term debt in December 31, 1998. Borrowings under the loan facility bore interest at 11.81% per annum with principal and interest payable monthly for 42 months. The final payment included a terminal payment equal to 15.0% of the original principal amount of the loan. The effective interest rate, including the per annum interest payment and terminal payment, equaled 18.16%. Substantially all of the Company's assets were pledged as collateral and the Company was required to comply with certain restrictive covenants including a restriction on dividend payments. This facility was paid in full in March 2001 (unaudited). In connection with this loan facility, the Company issued the lender warrants to purchase 150,000 shares of Series B preferred stock at an excercise price of $4.50 per share with an expiration period of 6 years. The warrants issued had a fair value of $2.46 per warrant at the time of issuance using the Black Scholes valuation model. Upon the Initial Public Offering these warrants were transferred into warrants to purchase 212,013 shares of Common Stock with an excercise price of $3.18. The aggregate fair value of these warrants amounting to $369,000 has been recorded as a debt discount and is being amortized over the term of the loan.

   Long-term debt consists of the following (in thousands):

                                                                December 31,
                                                                --------------
                                                                1999    2000
                                                                -----  -------
Notes payable..................................................  $598   $  349
Loan for Korea Data Center.....................................   --    11,046
Loan for Taiwan Data Center....................................   --    17,940
                                                                -----  -------
                                                                  598   29,335
Less: current portion..........................................  (397)    (349)
                                                                -----  -------
                                                                $ 201  $28,986
                                                                =====  =======

   Principal payments on long-term debt are as follows at December 31, 2000 (in thousands):

2001................................................................... $   349
2002...................................................................     201
2003...................................................................     846
2004...................................................................     915
2005 and thereafter....................................................  27,024
                                                                        -------
                                                                        $29,335
                                                                        =======

NOTE 6--STOCKHOLDERS' EQUITY

Reincorporation

   In April 2000, the Company's board of directors approved the Company's reincorporation in the State of Delaware prior to the effectiveness of the public offering of the Company's stock. All references to the Company and the share and par value information included in these consolidated financial statements have been adjusted to reflect the reincorporation.

Stock Split

   On June 15, 2000, the board of directors approved a 3-for-1 reverse stock split of the common and preferred stock. Stockholder approval of the reverse stock split was obtained on July 31, 2000. All share and per share amounts in the accompanying financial statements have been adjusted retroactively.

NOTE 7--CONVERTIBLE PREFERRED STOCK:

   Under the Company's certificate of incorporation, as amended, the Company's convertible preferred stock is issuable in series and the Company's Board of Directors is authorized to determine the rights, preferences, and terms of each series. During 2000, in connection with the Company's initial public offering, all outstanding shares of preferred stock were converted into the Company's common stock. As of December 31, 2000, no shares of preferred stock are outstanding.

   As of December 31, 1999, convertible preferred stock consists of the following series (in thousands):

                                                            Common
                                                            Shares
                                                           Reserved
                                               Issue and     for
                                   Authorized Outstanding Conversion Liquidation
                                   ---------- ----------- ---------- -----------
Series A..........................   13,500      4,500       4,500    $  3,375
Series A-1........................    1,010        337         337         505
Series B..........................    7,843      2,452       3,466      11,036
Series C..........................   10,000      3,269       3,269       9,807
Series D..........................   43,000     13,914      13,914      84,924
Undesignated......................    7,747        --          --          --
                                     ------     ------      ------    --------
                                     83,100     24,472      25,486    $109,647
                                     ======     ======      ======    ========

   In April 1997, the Company completed the second closing of the Series B convertible preferred stock financing. The Company issued 261,000 shares of Series B convertible preferred stock at $4.50 per share for gross cash proceeds of approximately $1.2 million.

   In August 1998, the Company completed the issuance of its Series C preferred stock financing. The Company issued approximately 3.3 million shares of Series C convertible preferred stock and warrants to purchase approximately
2.8 million shares of common stock (Note 9) at an aggregate unit price of $3.00 per share raising gross cash proceeds of approximately $9.8 million.

   In December 1999, the Company issued approximately 13.6 million shares of Series D convertible preferred stock at approximately $6.09 per share for gross cash proceeds of approximately $82.9 million. In August 1999, the Company obtained a $2.0 million bridge loan from certain investors, which was converted into 330,000 shares of Series D preferred stock at the time of the Series D financing.

Dividends

   The holders of shares of Series A, A1, B, C and D convertible preferred stock were entitled to receive non-cumulative dividends, when and if declared by the Board of Directors, at a rate of $0.045, $0.09, $0.27, $0.18 and $0.36 per share, respectively, per annum, prior and in preference to any declaration or payment of any dividend on the common stock of the Company. No dividends or other distributions would have been payable with respect to Series A, A1, B or C shareholders until all such dividends had been paid or set apart for payment to Series D shareholders.

   As of December 31, 2000, no dividends on convertible preferred stock or common stock have been declared.

Liquidation

   In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the holders of Series D convertible preferred stock were entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock, Series A, Series A1, Series B and Series C convertible preferred stock, an amount per share equal to approximately $6.09 for each share of Series D convertible preferred stock plus declared but unpaid dividends. Upon payment in full of the liquidation preference on the Series D convertible preferred stock, the holders of Series C convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, Series A, Series A1 and Series B convertible preferred stock, an amount per share equal to $3.00 for each outstanding share of Series C convertible preferred stock plus declared but unpaid dividends. Upon payment in full of the liquidation preference on the Series C convertible preferred stock, the holders of Series B convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A and Series A1 convertible preferred stock an amount per share equal to $4.50, plus declared but unpaid dividends. Upon payment in full of the liquidation preference on the Series B convertible preferred stock, the holders of Series A and Series A1 convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock an amount per share equal to $0.75 and $1.50, respectively, plus declared but unpaid dividends.

   If the assets and funds thus distributed among the holders of Series D convertible preferred stock were insufficient to permit the payment to such holders of the full preferential amount, then the entire amount of the assets and funds of the Company legally available for distribution would have been distributed ratably to the holders of Series D preferred stock. If after the holders of Series D convertible preferred stock had received their preference amounts and the assets and funds thus distributed among the holders of Series C convertible preferred stock were insufficient to permit the payment to such holders of the full preferential amount, then the entire amount of the remaining assets and funds of the Company legally available for distribution would have been distributed ratably to the holders of Series C convertible preferred stock. If after the holders of Series C convertible preferred stock had received their preference amounts and the assets and funds thus distributed among the holders of Series B convertible preferred stock were insufficient to permit the payment to such holders of the full preferential amount, then the entire amount of the remaining assets and funds of the Company legally available for distribution would have been distributed ratably to the holders of Series B convertible preferred stock. If after payment of the Series D, Series C and Series B preferential amounts, the assets and fund were insufficient to permit the payment of the full preferential amount to the holders of Series A and Series A1 convertible preferred stock, then the entire amount of the remaining assets and funds of the Company legally available for distribution would have been distributed ratably to the holders of Series A and Series A1 convertible preferred stock. After payment had been made to the holders of convertible preferred stock in the full preferential amounts set forth above, the entire remaining assets and funds of the Company legally available for distribution, if any, would have been distributed ratably among the holders of convertible preferred stock and the holders of common stock.

Mergers

   A merger, reorganization, or sale of all, or substantially all, of the assets of the Company in which the shareholders of the Company immediately prior to the transactions possessed less than 50% of the voting power of the surviving entity (or its parent) immediately after the transaction would have been deemed to have been a liquidation dissolution or winding up.

Voting

   The holder of each share of Series A, Series A1, Series B, Series C and Series D convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could have been converted except as otherwise required by law, and the voting rights and powers equal to the voting rights and powers of the common stock.

Conversion

   Each share of Series A, Series A1, Series B, Series C and Series D convertible preferred stock was convertible, at the option of the holder, into the number of fully paid and nonassessable shares of common stock which resulted from dividing the conversion price per share in effect for the preferred stock at the time of conversion into the per share conversion value of such shares. The initial conversion price per share and the per share conversion value of Series A, Series A1, Series B, Series C and Series D convertible preferred stock was $0.75, $1.50, $3.183, $3.00 and $6.09, respectively, subject to adjustments. Conversion was automatic at the then effective conversion rate immediately upon the affirmative vote of holders of a majority of the shares of the Company's outstanding convertible preferred stock or upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock in which the public offering price equaled or exceeded $19.50 per share and the aggregate proceeds raised equaled or exceeded $20.0 million. The Company's convertible preferred stock was automatically converted into common stock upon the closing of the Company's initial public offering pursuant to the affirmative consent of the requisite holders of convertible preferred stock.

Redemption

   Prior to December 1999, shares of Series A, Series A1, Series B and Series C convertible preferred stock were redeemable if the Company had not completed an initial public offering by January 1, 2002 involving an aggregate offering price to the public of $20.0 million with an offering price of $12.00 per share upon notification of a majority of the preferred stockholders. The redemption price with respect to Series A, Series A1, Series B, Series C and Series D convertible preferred stock was equal to approximately $0.75, $1.50, $4.50, $3.00 and $6.09, respectively, plus all declared but unpaid dividends including an amount equal to a 10% annual dividend of the convertible preferred stock purchase price.

   The Company recorded approximately $1.8 million, $2.3 million and $0 in accreted dividends relating to the convertible preferred stock for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with the issuance of Series D preferred stock in December 1999, the stockholders agreed to terminate the redemption rights and related dividend of the Series A, Series A1, Series B and Series C convertible preferred stock.

NOTE 8--STOCK OPTION PLAN:

   In April 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"), a successor to the prior stock option plan, under which ten million shares of the Company's common stock were originally reserved for the grant of stock options to employees, directors, or consultants under terms and provisions established by the Board of Directors. Under terms of the Plan, incentive options may be granted to employees and nonstatutory options may be granted to employees and non-employees, at prices not less then 100% and 85%, respectively, of the fair market value of the Company's common stock at the date of grant, as determined by the Board of Directors. If the employees or non-employees own stock representing more than 10% of the voting power of all classes of stock of the Company or a parent or subsidiary of the Company, the price of the options granted must equal at least 110% of the fair market value of the common shares on the date of the grant. Stock options granted under the Plan, which have a term of 10 years, generally become exercisable over a four-year period with 25% of the options becoming exercisable one year after the grant and the remainder ratably each month over 36 months.

   A summary of the activity under the Company's stock option plan during the period ended December 31, 2000 and information with respect to stock options that have been granted is as follows (in thousands, except per share data):

                                                    Options Outstanding
                                            ------------------------------------
                                                                        Weighted
                                             Shares   Number            Average
                                            Available   of    Aggregate Exercise
                                            for Grant Shares    Price    Price
                                            --------- ------  --------- --------
Balances at December 31, 1997..............      33      767   $   264   $ 0.33
 Options authorized........................   3,923
 Options granted...........................  (1,223)   1,223       550     0.45
 Options exercised.........................      --     (155)      (38)    0.24
 Options cancelled.........................     422     (422)     (146)    0.36
                                             ------   ------   -------   ------
Balances at December 31, 1998..............   3,155    1,413       630     0.45
 Options authorised........................     833
 Options granted...........................  (3,839)   3,839     1,848     0.48
 Options exercised.........................      --      (61)      (24)    0.39
 Options cancelled.........................     713     (713)     (320)    0.45
                                             ------   ------   -------   ------
Balances at December 31, 1999..............     862    4,478     2,134     0.48
 Options authorized........................   4,444
 Options granted...........................  (5,018)   5,018    46,283     9.22
 Options exercised.........................      --   (1,297)     (567)    0.46
 Options cancelled.........................     649     (649)   (3,728)    5.74
                                             ------   ------   -------   ------
Balances at December 31, 2000..............     937    7,550   $44,122   $ 5.84
                                             ======   ======   =======

   The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows (in thousands, except per share data):

                                Options Outstanding                       Options Exercisable
                  ------------------------------------------------ ---------------------------------
                  Weight Average
                    Remaining                                      Weighted Average
    Range of          Number     Weighted Average Weighted Average      Number      Weighted Average
 Exercise Price    Outstanding   Contractual Life  Exercise Price    Exerciseable    Exercise Price
- ----------------  -------------- ---------------- ---------------- ---------------- ----------------
 $0.15 to $0.45       2,748         8.37 years         $ 0.45             915            $ 0.45
     $0.90              814         9.08 years         $ 0.90             103            $ 0.90
 $3.44 to $9.00         749         9.63 years         $ 5.63               1            $ 6.00
 $9.38 to $9.63       1,227         9.77 years         $ 9.60             --             $ 9.60
$11.19 to $12.00      1,327         9.53 years         $11.95               8            $12.00
     $15.00             685         9.32 years         $15.00             --             $15.00
                      -----                                             -----
                      7,550                                             1,027
                      =====                                             =====

   There were 177, 368, and 1,027 options exercisable at December 31, 1998, 1999 and 2000, respectively.

   The fair value of each option grant is estimated on the grant date using the Black-Scholes model with the following assumptions:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Expected life (years).............................        5         5         5
Risk-free interest rate...........................     5.50%     5.55%     5.17%
Dividend yield....................................        0%        0%        0%
Volatility........................................        0%        0%      146%

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards during 1998, 1999 and 2000, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
Net loss attributable to common stockholders......  $(8,637) $(14,604) $(57,187)
Pro forma net loss attributable to common stock-
 holders--SFAS No. 123
 adjusted.........................................  $(8,681) $(14,880) $(64,752)
Net loss per share attributable to common stock-
 holders--as reported (Note 2) Basic and diluted..  $(30.85) $ (14.87) $  (3.16)
Pro forma net loss per share attributable to com-
 mon stockholders--SFAS No. 123 adjusted Basic and
 diluted..........................................  $(31.00) $ (15.15) $  (3.58)

   The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

   Through December 31, 2000, the Company recorded a total of approximately $29.2 million of deferred stock compensation in accordance with APB No. 25, SFAS No. 123 and EITF 96-18, related to options granted to employees and non-employees. For options granted to non-employees, the Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: expected volatility of 70%, risk-free interest rate of 5.55% and deemed values of common stock between $1.50 and $14.00 per share. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of approximately $220,000, $4.1 million and $11.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 9--WARRANTS:

   In conjunction with the Company's issuance of Series B convertible preferred stock, which now has all been converted into common stock, the Company issued warrants to purchase 400,000 shares of Series B convertible preferred stock (convertible into 565,286 shares of common stock) for $4.50 per share. All of these warrants were immediately exercisable. At December 31, 2000, none of these warrants were outstanding.

   In connection with the Series C preferred stock financing, the Company issued warrants to purchase approximately 2.8 million shares of the Company's common stock at an exercise price of $0.03 per share and an expiration date of August 31, 2001. The warrants issued had a fair value of $0.14 per warrant at the time of issuance using the Black Scholes pricing model. The aggregate fair value of these common stock warrants of approximately $1.2 million has reduced the Series C preferred stock consideration. During 1999, warrants to purchase approximately 2.4 million shares of common stock were exercised for aggregate proceeds of approximately $73,000. Upon the closing of the Company's initial public offering in August 2000, warrants to purchase 409,000 shares of common stock were net exercised for 408,549 shares of common stock. At December 31, 2000, none of these warrants were outstanding.

   In connection with the Company's loan facility (Note 5), the Company issued warrants to purchase 150,000 shares of the Company Series B preferred stock, convertible into 212,013 shares of common stock, at an exercise price of $4.50 per Series B share with an expiration period of 6 years. The warrants issued had a fair value of $2.46 per warrant at the time of issuance using the Black Scholes valuation model. The aggregate fair value of these warrants amounting to $369,000 has been recorded as a debt discount and is being amortized over the term of the loan facility. All of these warrants are outstanding as of December 31, 2000.

   In connection with a bridge loan received by the Company in August 1999, the Company issued warrants to purchase 101,000 shares of common stock for $0.03 per share. The warrants expire on the earlier of 2001 or within 2 years after an initial public offering. The warrants issued had a fair value of $1.47 per warrant at the time of issuance using the Black-Scholes valuation model. The aggregate fair value of these warrants amounting to $148,000 has been charged to interest expense over the term of the loan. During 1999, warrants to purchase

84,000 shares of common stock were exercised for aggregate proceeds of approximately $2,000. Upon the closing of our initial public offering in August 2000, warrants to purchase 17,000 shares of common stock were net exercised for 16,798 shares of common stock. At December 31, 2000, none of these warrants were outstanding.

   In connection with the Series D preferred stock financing in December 1999, the Company issued warrants to purchase 198,000 shares of Series B preferred stock for $4.50 per share. The warrants expired six days after issuance. The fair value of the warrants issued was not material at the time of issuance using the Black-Scholes valuation model.

   During December 1999, warrants to purchase 191,000 shares of Series B convertible preferred stock were exercised for aggregate proceeds of approximately $862,000.

NOTE 10--COMMITMENTS AND CONTINGENCIES:

   The Company leases equipment and office space in the United States and in various countries in the Asia-Pacific region under operating and capital lease agreements. Rent expense was approximately $445,000, $564,000 and approximately $1.8 million for 1998, 1999 and 2000, respectively.

   As of December 31, 2000, the aggregate future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

                                                            Capital   Operating
Years Ending December 31,                                   Leases     Leases
- -------------------------                                   -------   ---------
2001....................................................... $  718    $ 10,773
2002.......................................................    751      13,190
2003.......................................................    416      12,341
2004.......................................................     --      11,905
2005 and thereafter........................................     --      88,686
                                                            ------    --------
Total minimum lease payments...............................  1,885    $136,895
                                                                      ========
Less: Amounts representing interest........................   (280)
                                                            ------
Present value of capital lease obligations.................  1,605
Less: Current portion......................................   (560)
                                                            ------
Long-term portion.......................................... $1,045
                                                            ======

   The Company leases capacity on transcontinental telecommunication lines from several communications companies in the Asia-Pacific region. Some of the agreements provide for monthly lease terms. Under other agreements, the Company is committed to lease capacity on lines for periods ranging up to five years. Future lease payments under these long-term agreements, determined using currency exchange rates as of the end of fiscal year 2000, are presented below (in thousands). Actual payments will vary based on changes in foreign currency exchange rates.

Years Ending December 31,
- -------------------------
2001.................................................................... $8,682
2002....................................................................    349
                                                                         ------
                                                                         $9,031
                                                                         ======

Claims

   The Company had been notified by a service provider of a claim in 1999. The service provider sought additional compensation by way of a grant of options to purchase approximately 56,000 shares of the Company's common stock at an exercise price of $0.45 per share. If granted, such options would have resulted in a charge to operations equal to the fair value of the options as of the grant date. The Company did not recognize a liability for this claim in 2000. This claim has been settled subsequent to December 31, 2000 in the amount of $140,000 cash and the accelerated vesting of 7,843 stock options that had been issued to the service provider.

   In addition to the foregoing, from time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that they will result in a material adverse impact on the Company's financial position or results of operations. (See Note 14).

NOTE 11--INCOME TAXES:

   The components of the net deferred tax assets comprised:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
Net operating losses........................................ $ 11,876  $ 22,743
Capitalized start-up costs..................................      130        51
Allowance for bad debt......................................      --        183
Accrued expenses............................................      169       --
Stock-based compensation....................................      --        295
Depreciation................................................      174       183
Other.......................................................      115       219
                                                             --------  --------
                                                               12,464    23,674
Less valuation allowance....................................  (12,464)  (23,674)
                                                             --------  --------
Net deferred tax assets..................................... $    --   $    --
                                                             ========  ========

   Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. The valuation allowance increased by approximately $1.1 million, $7.6 million and $11.2 million in 1998, 1999 and 2000, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

   At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $45.7 million and $7.3 million, respectively, available to reduce future taxable income. The federal and state carryforwards expire through 2020 and 2005, respectively, if not utilized.

   At December 31, 2000, the Company has foreign net operating loss carryforwards of approximately $40.3 million that may be available to reduce future foreign taxable income. Approximately $30.0 million in losses will not expire. The remaining losses will expire through 2004 with approximately $200,000 of losses expiring in June 2001.

   The Tax Reform Act of 1986 substantially changed the rules relative to net operating loss carryforwards in the event of an ownership change of a company. Past and future changes in ownership may result in limitations on the annual utilization of federal and state net operating loss carryforwards. The amount of such limitation, if any, has not been determined.

   Included in the federal and state net operating losses is approximately $4.9 million related to exercises of stock options. The benefits of this deduction will be credited to additional paid in capital when realized.

   The effective income tax rate differs from the federal statutory income tax rate of 34% primarily as a result of non deductible goodwill amortization, deferred compensation charges and the change in the valuation allowance. The difference between the Company's effective income tax rate and the Federal statutory rate is reconciled below:

                                                                1999     2000
                                                               ------   ------
Federal statutory rate........................................ (34.00%) (34.00%)
State rate net of federal benefit.............................  (1.00%)  (0.62%)
Effect of difference in foreign tax rates.....................   6.00%    8.50%
Amortization of goodwill......................................   0.00%    4.18%
Stock based compensation......................................  12.00%    2.51%
Other.........................................................   0.00%   (0.19%)
Effect of change in valuation allowance.......................  17.00%   19.62%
Effective rate................................................   0.00%    0.00%

                                                   Years ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Loss before provision for taxes
  United States................................... $(3,396) $ (7,688) $(26,463)
  Foreign.........................................  (3,425)   (4,629)  (30,724)
                                                   -------  --------  --------
    Total loss before taxes....................... $(6,821) $(12,317) $(57,187)
                                                   =======  ========  ========

NOTE 12 -- SEGMENT INFORMATION:

   The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information effective December 31, 1998. SFAS No. 131 establishes standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Comparative information has been provided for prior years. The Company operates in a single business segment and sells its products and services directly to customers in the United States and the Asia-Pacific region.

   Revenue for geographic regions reported below are based upon the customers' locations. Long-lived assets, predominately property and equipment, are reported based on the location of the assets. Following is a summary of the geographic information related to revenues, long-lived assets and information related to significant customers for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998   1999     2000
                                                         ------ ------- --------
Revenue
  Hong Kong............................................. $   -- $    -- $  9,196
  Korea.................................................    436   3,786    9,538
  Taiwan................................................  2,700   1,362    2,698
  Other Asia-Pacific....................................    134     444    2,952
  United States of America..............................    220      37    2,258
                                                         ------ ------- --------
    Total............................................... $3,490 $ 5,629 $ 26,642
                                                         ====== ======= ========
                                                           As of December 31,
                                                         -----------------------
                                                          1998   1999     2000
                                                         ------ ------- --------
Long-lived assets
  Hong Kong............................................. $   -- $40,412 $ 30,752
  Korea.................................................    769   3,838   31,079
  Taiwan................................................  1,311     817   33,372
  Other Asia-Pacific....................................     59      --    2,274
  United States of America..............................    309     602    6,582
                                                         ------ ------- --------
    Total............................................... $2,448 $45,669 $104,059
                                                         ====== ======= ========

NOTE 13 -- EMPLOYEE WELFARE PLANS:

United States

   The Company maintains a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All full-time domestic employees of the Company who are at least 21 years of age and have been employed with the Company for at least three months are eligible to participate in the 401(k) Plan. The 401(k) Plan allows employees to contribute up to 15% of their salaries on a pre-tax basis. The Company may make matching or discretionary contributions at the end of the Plan year to eligible participants. There were no Company contributions for 1998, 1999 or 2000.

Retirement Benefit Plan

   The Company's Hong Kong subsidiary operates a defined contribution retirement plan which is available to all eligible employees. Contributions to the plan by the Company and the employees are calculated as 5% of the employees' basic salaries. The Company's contributions to the retirement plan are expensed as incurred and are reduced by contributions forfeited by those employees who leave the plan prior to vesting fully in the contributions. The assets of the plan are held separately from those of the Company in an independently administered fund. Contributions to the plan during 2000 were insignificant.

Severance Benefit Plan--Korea

   Employees and directors of the Company's subsidiary in Korea with more than one year of service are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are adjusted annually for all eligible employees based on their employment as of the balance sheet date. In accordance with the Korean National Pension Act, a certain portion of severance benefits are required to be remitted to the National Pension Fund and deducted from accrued severance benefits. The amounts contributed will be refunded to employees from the National Pension Fund upon retirement. The expense for severance benefits for the years ended December 31, 1998, 1999 an 2000 amounted to approximately $13,000, $36,000 and $64,000, respectively. Severance benefits are funded approximately 4% and 5% at December 31, 1999 and 2000, respectively through deposits to a group severance insurance plan with several life insurance companies. The amounts funded under this insurance plan are classified as long-term severance deposits. The Company may fund subsequent accruals at its discretion. Accrued severance benefits amount to $31,000 and $91,000 at December 31, 1999, and 2000, respectively.

NOTE 14 -- SUBSEQUENT EVENTS:

Legal Proceeding

   Beginning March 23, 2001, several putative class actions were filed against the Company, several of its officers and directors, and the underwriters of its initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of the Company's Common Stock between August 3, 2000 and November 27, 2000. The plaintiffs allege claims under Sections 11, 12, and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the Company's prospectus and registration statement issued in connection with its initial public offering. These actions are at a very early stage and accordingly, the Company is unable to predict their ultimate outcome.

   However, the Company believes the foregoing actions are without merit and intends to defend against them vigorously. An unfavorable outcome in these actions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcome is resolved in the Company's favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on its results of operations.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IASIAWORKS, INC.

                                                   /s/ Jonathan Beizer
                                          By: _________________________________
                                                      Jonathan Beizer
                                                Chief Financial Officer and
                                                         President
                                                   Date: March 31, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan F. Beizer as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitute, may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

 /s/ JoAnn Patrick-Ezzell     Chief Executive Officer and     March 31, 2001
 ____________________________  Chairman of the Board of
     JoAnn Patrick-Ezzell      Directors (Principal
                               Executive Officer)

   /s/ Jonathan Beizer        Chief Financial Officer and     March 31, 2001
 ____________________________  President
       Jonathan Beizer         (Principal Financial Officer)

      /s/ Robert Lee          Director                        March 31, 2001
 ____________________________
          Robert Lee

   /s/ William Stensrud       Director                        March 31, 2001
 ____________________________
       William Stensrud

     /s/ William Tai          Director                        March 31, 2001
 ____________________________
         William Tai

    /s/ Daniel Carroll        Director                        March 31, 2001
 ____________________________
        Daniel Carroll

     /s/ Paul Lambert         Director                        March 31, 2001
 ____________________________
         Paul Lambert

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders iAsiaWorks, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated February 8, 2001, except for Note 14, which is as of March 30, 2001, appearing on page 65 of this Annual Report on Form 10-K of iAsiaWorks, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California
March 30, 2001

                                  SCHEDULE II

                                IASIAWORKS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                              Balance
                              Beginning Additions                      Balance
                                 of     Charged to                      End of
Description                    Period    Expense   Deductions Other(1)  Period
- -----------                   --------- ---------- ---------- -------- --------
Year ended December 31, 1998
  Allowance for doubtful ac-
   counts....................  $   167   $   260     $(199)    $  --   $   228
  Valuation allowance on de-
   ferred tax................    3,750     1,146       --         --     4,896
Year ended December 31, 1999
  Allowance for doubtful ac-
   counts....................      228       325      (193)       194      554
  Valuation allowance on de-
   ferred tax................    4,896     5,531       --       2,037   12,464
Year ended December 31, 2000
  Allowance for doubtful ac-
   counts....................      554       886      (283)       --     1,157
  Valuation allowance on de-
   ferred tax................  $12,464   $11,209     $ --      $  --   $23,673

- --------
(1) Reflects the acquisition of AT&T EasyLink