Form 10-Q
period 2001-03-31
IASIAWORKS INC
filed 2001-05-15
CIK 1110992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from                 to                 .

                       Commission File Number: 000-31201

                               ----------------

                                IASIAWORKS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   94-3228782
       (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                  Identification No.)

                        555 Airport Boulevard, Suite 300
                          Burlingame, California 94010
                                 (650) 340-8460
(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 39,679,190 at May 1, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IASIAWORKS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                       ----
 PART I: FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of December 31,
         2000 and March 31, 2001....................................     3

         Condensed Consolidated Statements of Operations for the
          Three Months Ended
          March 31, 2000 and 2001...................................     4

         Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended
          March 31, 2000 and 2001...................................     5

         Notes to Condensed Consolidated Financial Statements.......     6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk.......................................................    26

 PART II: OTHER INFORMATION

 Item 1. Legal Proceedings..........................................    27

 Item 2. Changes in Securities and Use of Proceeds..................    27

 Item 3. Defaults Upon Senior Securities............................    27

 Item 4. Submission of Matters to a Vote of Security Holders........    27

 Item 5. Other Information..........................................    27

 Item 6. Exhibits and Reports on Form 8-K...........................    27

 Signatures..........................................................   28

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IASIAWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                        December 31, March 31,
                                                            2000       2001
                                                        ------------ ---------
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents............................   $ 62,045   $  29,387
  Marketable securities................................      9,339         --
  Restricted cash......................................      7,063       8,685
  Accounts receivable, net.............................      4,480       5,789
  Prepaid expenses and other current assets............      6,578       7,078
                                                          --------   ---------
    Total current assets...............................     89,505      50,939
Property and equipment, net............................     69,276      95,821
Goodwill, intangibles and other assets.................     34,786      25,770
                                                          --------   ---------
    Total assets.......................................   $193,567   $ 172,530
                                                          ========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable.....................................   $  5,087   $   7,637
  Accruals and other liabilities.......................      5,442      12,663
  Deferred revenue.....................................      1,121       1,223
  Current portion of capital lease obligations.........        560       1,015
  Current portion of long-term debt....................        349          79
                                                          --------   ---------
    Total current liabilities..........................     12,559      22,617
Capital lease obligations, net of current portion......      1,045       1,205
Long-term notes payable................................     28,986      28,822
                                                          --------   ---------
                                                            42,590      52,644
                                                          --------   ---------
Stockholders' equity:
  Common stock, $0.001 par value; 300,000 shares
   authorized; 39,634 shares issued and outstanding at
   December 31, 2000 and 39,673 shares issued and
   outstanding at March 31, 2001.......................         39          39
Additional paid-in capital.............................    251,551     251,644
Deferred stock-based compensation......................    (13,123)     (8,152)
Accumulated other comprehensive loss...................     (1,681)     (3,261)
Accumulated deficit....................................    (85,809)   (120,384)
                                                          --------   ---------
    Total stockholders' equity.........................    150,977     119,886
                                                          --------   ---------
    Total liabilities and stockholders' equity.........   $193,567   $ 172,530
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

                                IASIAWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              2000      2001
                                                             -------  --------
Revenue:
  Internet access and related services...................... $ 3,533  $  3,747
  Hosting, co-location and other managed services...........   1,189     5,618
                                                             -------  --------
    Total revenue...........................................   4,722     9,365
Cost of revenue:
  Cost of revenue...........................................   3,696     9,670
  Depreciation..............................................     565     1,002
                                                             -------  --------
    Total cost of revenue...................................   4,261    10,672
                                                             -------  --------
  Gross margin..............................................     461    (1,307)
                                                             -------  --------
Operating expenses:
  Network operations and support (including stock-based
   compensation of $293 and $292 for the three months ended
   March 31, 2000 and 2001, respectively)...................   1,147     6,190
  Sales and marketing (including stock-based compensation of
   $330 and $399 for the three months ended March 31, 2000,
   and 2001, respectively)..................................   1,785     5,347
  General and administration (including stock-based
   compensation of $2,169 and $1,593 for the three months
   ended March 31, 2000 and 2001, respectively).............   3,972     7,164
  Amortization of intangibles...............................   3,464     4,007
  Impairment of goodwill....................................     --      3,664
                                                             -------  --------
  Total operating expenses before non-recurring operating
   expenses.................................................  10,368    26,372
  Non-recurring operating expenses..........................     --      7,517
                                                             -------  --------
    Total operating expenses................................  10,368    33,889
Loss from operations........................................  (9,907)  (35,196)
  Interest income...........................................     511       734
  Interest expense..........................................     (98)     (182)
  Other income, net.........................................      54        69
                                                             -------  --------
Loss before provision for income taxes......................  (9,440)  (34,575)
  Provision for income taxes................................     --        --
                                                             -------  --------
Net loss.................................................... $(9,440) $(34,575)
                                                             =======  ========
Net loss per share--basic and diluted....................... $ (3.22) $  (0.87)
                                                             =======  ========
Shares used in computing basic and diluted net loss per
 share......................................................   2,936    39,652
                                                             =======  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IASIAWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              2000      2001
                                                             -------  --------
Cash flows from operating activities:
  Net loss.................................................. $(9,440) $(34,575)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization...........................   3,876     8,849
    Warrants issued in connection with loans recorded as
     interest expense.......................................      23       --
    Stock-based compensation expense........................   2,792     2,284
    Accelerated amortization charges........................     --      2,599
    Loss on sale of virtual hosting business................     --      2,359
    Changes in operating assets and liabilities:
      Increase in accounts receivable.......................     707    (1,880)
      Increase in prepayments and other current assets......  (2,922)     (569)
      Increase in provision for doubtful accounts...........      19       427
      Increase in accounts payable and accrued expenses.....   1,459     9,914
      Increase in deferred revenue..........................     322       133
                                                             -------  --------
        Net cash used in operating activities...............  (3,164)  (10,459)
                                                             -------  --------
Cash flows from investing activities:
  (Purchase)/sales of marketable securities.................    (195)    9,339
  Purchase of property and equipment........................  (1,260)  (30,534)
  Increase in other long term assets........................     --       (607)
  Increase in restricted cash and deposits..................    (150)     (998)
                                                             -------  --------
        Net cash used in investing activities...............  (1,605)  (22,800)
                                                             -------  --------
Cash flows from financing activities:
  Proceeds from loans and capital lease obligations.........      52     1,070
  Principal payments on loans...............................     --       (349)
  Principal payments on capital lease obligations...........     --       (145)
  Exercise of stock options.................................      63         1
  Proceeds from issuance of preferred stock and preferred
   stock warrants, net......................................     943       --
  Proceeds from sale of common stock, net...................     --        180
                                                             -------  --------
        Net cash provided by (used in) financing
         activities.........................................   1,058       757
                                                             -------  --------
Effect of exchange rate changes on cash and cash
 equivalents................................................    (235)     (156)
Net decrease in cash and cash equivalents...................  (3,946)  (32,658)
Cash and cash equivalents at beginning of the period........  42,222    62,045
                                                             -------  --------
Cash and cash equivalents at end of the period.............. $38,276  $ 29,387
                                                             =======  ========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest................................................ $    51  $    795
                                                             =======  ========
    Taxes................................................... $    22  $      2
                                                             =======  ========
Disclosure of non-cash activities:
  Assets acquired under capital leases...................... $    77  $    781
                                                             =======  ========
  Issuance of preferred stock in connection with
   acquisition.............................................. $ 1,000  $    --
                                                             =======  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IASIAWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (unaudited)

NOTE 1--THE COMPANY

   iAsiaWorks, Inc. (the "Company") offers a broad range of Internet solutions that allows business customers to build or extend their presence across multiple markets in the Asia-Pacific region. These Internet solutions include high-speed, leased-line Internet access, hosting, co-location, managed services and other value-added services.

NOTE 2--INTERIM BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, including notes thereto, included in the Company's annual report filed on Form 10-K. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001

   Share numbers included in this document reflect the 3 for 1 reverse stock split which was effected early in August 2000 prior to the Company's initial public offering.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

   The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in the consolidation.

 Revenue Recognition

   The Company's revenue consists of contracts for Internet access and related services and monthly fees from customer use of Internet data centers, managed services, and professional services and use of equipment provided by the Company. Internet access, hosting and co-location revenues are generally billed and recognized ratably over the term of the contract, which generally has a one-year term. Internet access-related services revenue includes installation fees and related direct costs. Installation fees and related direct costs are deferred and recognized over the contract term.

   Managed and other value-added services include administration, monitoring, security, data backup and consulting services, and equipment sales. The Company recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Consulting revenue is generally billed on a time and materials basis, and is recognized as the consulting services are rendered. Revenue from equipment sales is recognized when the equipment has been delivered to the customer or placed into service at one of the Company's Internet data centers.

                                IASIAWORKS, INC.

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

                                                              Three Months
                                                            Ended March 31,
                                                            -----------------
                                                             2000      2001
                                                            -------  --------
   Numerator:
     Net loss.............................................. $(9,440) $(34,575)
                                                            =======  ========
   Denominator:
     Shares used in computing net loss per share
      attributable to common stockholders, basic and
      diluted..............................................   2,936    39,652
                                                            =======  ========
     Net loss per share attributable to common
      stockholders, basic and diluted...................... $ (3.22) $  (0.87)
                                                            =======  ========

NOTE 4--INITIAL PUBLIC OFFERING

   On August 3, 2000, the Company completed its initial public offering and issued 9,000,000 shares of its common stock at a price of $13.00 per share. The Company received approximately $106.1 million in cash, net of underwriting discounts, commissions and offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of the Company's Convertible Preferred Stock was automatically converted into Common Stock based on the appropriate conversion ratio.

NOTE 5--COMPREHENSIVE LOSS

   The components of comprehensive loss are as follows (in thousands):

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              2000      2001
                                                             -------  --------
   Net loss................................................. $(9,440) $(34,575)
   Change in foreign currency translation adjustments.......    (213)   (1,580)
                                                             -------  --------
   Comprehensive loss....................................... $(9,653) $(36,155)
                                                             =======  ========

   Accumulated other comprehensive loss consists of unrealized gains or losses on marketable securities, and cumulative translation adjustments.

                                IASIAWORKS, INC.

NOTE 6--RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the Effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of SFAS No. 133, which amended the accounting and reporting standards for certain derivative instruments and hedging activities. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The Company has determined that the adoption of this pronouncement did not have a material impact on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may "and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in other reports "filed with the Securities and Exchange Commission that advise interested parties of risks and uncertainties that may affect our business. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

Overview

   From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access to business customers in selected markets in the Asia-Pacific region and derived substantially all of our revenue from these services. In July 1999, we began to implement a significant change in our business strategy to focus on providing dedicated hosting, co-location and managed services. Prior to that time, we derived virtually no revenue from hosting, co-location and managed services. During the three months ended March 31, 2001, hosting, co-location and other managed services accounted for 60 percent of our revenue.

   Internet access, hosting, co-location and certain managed services, such as security and monitoring services, are billed on a monthly basis. Contracts for these services are generally for an initial one-year term. Certain other managed services and value-added services are typically billed on a usage basis. Equipment sales are billed when shipped.

   Cost of revenue consists primarily of the cost of contracting lines from telecommunication providers worldwide, expenses related to data centers, and depreciation of equipment and data centers. Generally, we lease lines under contracts of one year or more. The leasing of international private lines comprises the largest component of our telecommunications expense, with additional costs arising from leasing local circuits into our Internet data centers. In the future, we expect to increase the size and number of circuits leased as our network volume grows. We expect depreciation expense to increase in the second quarter and level off in the second half of 2001 as the assets related to the our new Internet data centers are available for service.

   Beginning in the fourth quarter of 2000, we began to incur large capital expenditures and operating expenses related to these facilities and the building of our network. Depreciation expense will be incurred with respect to these Internet data centers beginning in the first and continuing into the second and third quarters in 2001. We believe that we will continue to incur operating and net losses, even when one excludes certain non-recurring charges, for the next couple of years, and that our losses will increase from current levels.

   On August 3, 2000, we raised $106.1 million, net of underwriting discounts, commissions and offering costs, in an initial public offering of nine million shares of our common stock on the Nasdaq National Market. The proceeds from the offering have been used principally to fund the build out of Internet data centers in the Asia-Pacific region and to fund our growth. Initial construction of our Internet data centers in Hong Kong and Taiwan was completed in February 2001. We expect initial construction of our Internet data center in Korea to be completed in the second quarter of 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers are available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications.

   This work may not be completed unless we obtain additional financing. We are currently attempting to raise additional financing to fund our operations. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course until late in the second quarter of 2001. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to further restrict our business and product development efforts or to deplete our available cash at an earlier date.

   We need to find additional funding to finance our operations. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business development efforts, and we may be unable to continue as a going concern.

   The current economic environment and resulting slow down in IT spending has impacted our business. We currently see the greatest demand for our Internet data centers from the large telecommunications carriers, global service providers and undersea cable companies. Many of these customers are cutting back their capital expenditures and we believe that as these companies determine that it is quicker, more cost-effective and more reliable to outsource than to build their own hosting facilities, these customers will increasingly seek to outsource their hosting function to establish their points of presence in the Asia-Pacific region.

   As a result, in the first quarter, we took steps to refocus our business and reduce our cost structure. Going forward, our business strategy is focused on selling primarily to large, technologically sophisticated customers that need world-class facilities. These customers include multi-national corporations, telecommunications carriers, global service providers, and undersea cable companies.

   As part of our efforts to refocus our business and reduce our cost structure, we sold our virtual hosting business in Australia. As a result of the sale of this business, the Company took a charge of $2.4 million of which $1.2 million was related to the write-off of goodwill. Second, we reduced our cost structure by significant headcount reduction throughout the Company. The result of these two actions was to reduce overall headcount by one-third to approximately 300. Headcount reductions were primarily in our headquarters in the U.S. and Hong Kong, and many of these people were hired in anticipation of our expansion into other markets. Other cost reduction initiatives that are ongoing include: consolidating partner Internet data center facilities where possible; reviewing and renegotiating contracts where appropriate; and controlling discretionary expenses. These efforts have extended the period that our financial resources will be sufficient to fund our operations in the ordinary course of business until late in the second quarter of 2001.

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

   Furthermore, because it is a difficult environment for companies in the United States and the Asia-Pacific region to raise additional funds, we have seen an increase in the aging of our accounts receivables and in the level of payment defaults.

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

                                                             Three Months
                                                            Ended March 31,
                                                            -----------------
                                                             2000      2001
                                                            -------   -------
                                                              (unaudited)
Revenue:
  Internet access and related services.....................      75%       40%
  Hosting, co-location and other managed services..........      25        60
    Total revenue..........................................     100%      100%
Cost of revenue:
  Cost of revenue..........................................      78       103
  Depreciation.............................................      12        11
                                                            -------   -------
    Total cost of revenue..................................      90       114
                                                            -------   -------
  Gross margin.............................................      10       (14)
Operating expenses:
  Network operations and support...........................      25        66
  Sales and marketing......................................      38        57
  General and administration...............................      84        77
  Amortization of intangibles..............................      73        43
  Impairment of goodwill...................................     --         39
                                                            -------   -------
    Total operating expenses before non-recurring operating
     expenses..............................................     220       282
Non-recurring operating expenses...........................     --         80
                                                            -------   -------
    Total operating expenses...............................     220       362
Loss from operations.......................................    (210)     (376)
Interest income............................................      11         8
Interest expense...........................................      (2)       (2)
Other income, net..........................................       1         1
                                                            -------   -------
Net loss...................................................    (200%)    (369%)
                                                            =======   =======

Three months ended March 31, 2000 and 2001

 Revenue

   Total revenue increased 98 percent to $9.4 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. The increase in revenue is primarily due to an increase in additional sales of hosting, co-location and managed services, including equipment sales which represented 60 percent of revenue in the first quarter of 2001. We began offering hosting and co-location services late in the second quarter of 1999.

 Expenses

  Cost of Revenue

   Cost of revenue increased 150 percent to $10.7 million for the three months ended March 31, 2001, from $4.3 million for the three months ended March 31, 2000. As a percentage of sales, cost of revenue increased to 114 percent for the three months ended March 31, 2001, from 90 percent for the three months ended March 31, 2000.

   The relative and absolute increases in cost of sales was caused by the build out of our international network and expenses resulting from the opening of our new Internet data center facilities in Hong Kong and Taiwan. Going forward, we expect to generate negative gross margins until we have achieved the necessary revenue levels to offset the initial fixed costs and expenses related to operating our Internet data center facilities and other infrastructure.

  Network Operations and Support

   Network operations and support expenses increased nearly 440 percent to $6.2 million for the three months ended March 31, 2001, from $1.1 million for the three months ended March 31, 2000. Network operations and support expenses as a percentage of total revenue increased to 66 percent for the three months ended March 31, 2001, from 25 percent for the three months ended March 31, 2000. The increase in network operations and support expenses in dollar terms in both periods is primarily due to an increase in our engineering, operations and professional service staff to support the new Internet data centers. Going forward, we expect network operations costs as a percent of revenue to decrease slightly as a result of the reduction in headcount and other cost cutting measures off-set by the increased levels of expenses related to the start-up of the new Internet data center facilities.

  Sales and Marketing

   Sales and marketing expenses increased 200 percent to $5.3 million for the three months ended March 31, 2001, from $1.8 million for the three months ended March 31, 2000. Sales and marketing expense as a percentage of total revenue increased to 57 percent for the three months ended March 31, 2001, from 38 percent for the three months ended March 31, 2000. We expect sales and marketing expenses will decrease in absolute terms as compared to the last several quarters during which the Company was focused on an extensive marketing and brand building campaign. We expect ongoing costs will also be reduced as a result of reduced headcount in the sales and marketing organizations as we focus our sales efforts on large customers and focus on our three core markets--Hong Kong, Taiwan and Korea.

  General and Administration

   General and administration expenses increased 80 percent to $7.2 million for the three months ended March 31, 2001, from $4.0 million for the three months ended March 31, 2000. General and administration expense as a percentage of total revenue decreased to 77 percent for the three months ended March 31, 2001, from 84 percent for the three months ended March 31, 2000. This increase in general and administration expenses in absolute dollars was due primarily to an increase in the amount of staffing and related expenses both in the Asia-Pacific region and in the United States. We expect that going forward, general and administration expenses will continue to decrease as a percentage of revenue as a result of our recent restructuring and from additional cost reduction efforts.

  Amortization of Intangible Assets

   We recorded amortization of intangible assets of $4.0 million for the three months ended March 1, 2001, which represents an increase of 16 percent from $3.5 million for the three months ended March 31, 2000. We expect that, going forward, the amortization of intangible assets will decrease as a result of the sale of the Australian shared virtual hosting business and the impairment of goodwill from our U.S.-based dedicated hosting business, which was acquired in January 2000.

   As of March 31, 2001, $25.8 million was recorded as goodwill and other assets which will be amortized over their remaining lives of two to three years. Amortization of intangible assets includes the amortization of goodwill and other intangible assets.

  Impairment of Goodwill

   The Company performed an impairment assessment of identified intangibles and goodwill recorded in connection with the acquisition of Web Professionals. As a result, the Company recorded a $3.7 million impairment charge to reduce goodwill. The charge was based upon the reduction in revenues generated from customers of Web Professionals in the first quarter of 2001, the forecasted revenues from those customers, and the estimated cash flows over the remaining useful life of the goodwill. The assumptions supporting the cash flows were determined using the Company's best estimates as of such date and were the result of the losses incurred by that business in the quarter and those losses projected for the remaining life of the goodwill.

  Non-Recurring Operating Expense

   In the first quarter of 2001, the Company recorded a non-recurring operating charge of $7.5 million. This charge was taken as part of our efforts to refocus our business and reduce our cost structure. As part of the restructuring, the Company sold its virtual hosting business in Australia and made significant headcount reductions across the Company.

   Of this charge, $2.6 million will have a negative impact on future cash balances and is related to fees associated with ongoing financing initiatives and the severance costs associated with the resignation of our former Chief Executive Officer. The remaining $4.9 million is related to non-cash accounting charges arising from the sale of our virtual hosting business in Australia and the accelerated vesting of stock options previously granted to our former Chief Executive Officer.

   The result of these two actions was to reduce overall headcount by one-third to just over 300. The total restructuring charge will be approximately $10 million. The balance of the charge, which will be recognized in the second quarter, relates to severance payments for employees and related amortization of stock based compensation.

  Interest Income and Other Income (Expense)

   Net interest and other income (expense) increased to $621,000 for three months ended March 31, 2001, from $467,000 for the three months ended March 31, 2000. The increase in net interest and other income was due to increased levels of interest earned on investments in short-term securities and bank deposits on funds received from our initial public offering in August 2000.

  Provision for Income Taxes

   We have incurred operating losses for all periods from inception through March 31, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Accordingly, we have recorded no provision for income taxes.

Liquidity and Capital Resources

   From our inception until our initial public offering, we financed our operations primarily from private sales of convertible preferred stock, net of issuance costs, which totaled $109.4 million and, to a lesser extent, from bank borrowings and lease financings. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001. We will need to obtain additional financing to finance continuing operating losses. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern.

   On August 3, 2000, the Company completed its initial public offering and received approximately $106.1 million in cash, net of underwriting discounts, commissions and offering costs. In our prospectus for our initial public offering, we stated that proceeds from the offering would only fund the business for nine months, and that we would likely need additional capital beyond that nine-month period. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course until late in the second quarter of 2001.

   Net cash used by operating activities for the first quarter 2001 was approximately $10 million. Net cash used for investment activities was approximately $23 million.

   Net cash provided by financing activities was $135.3 million related primarily to the completion of our initial public offering in August 2000. This financing activity also included secured loan financings in October and November 2000 for the Company's Internet data center projects in South Korea and Taiwan, respectively. The loan in South Korea was for approximately $11 million. It is secured against the land and buildings, is for a term of 5 years, and bears interest at a variable rate no greater than 11% per annum, with a rate adjustment after the third year. The loan in Taiwan was for approximately $18 million. It is secured against the land and buildings, is for a term of 15 years, and currently bears interest at 7.5% per annum. The principal balance on the loans in Korea and Taiwan are denominated in local currency and are subject to exchange rate fluctuations. We will continue to use equipment financing to reduce our capital expenditures going forward. As noted above, there is the risk that additional funding may not be available to us on terms acceptable to us, or at all, to fund our expansion plans.

   At March 31, 2001, we had cash and cash equivalents aggregating $38.1 million of which $8.7 million was restricted cash. In addition, we had a debt balance at March 31, 2001, of $29.0 million, related to the purchase of land and buildings in Taiwan and South Korea for our Internet data centers. The amount of the debt in U.S. Dollar equivalents was reduced due to declines in the value of the Taiwan Dollar and Korean Won against the U.S. Dollar. We had capital lease obligations of $2.2 million at March 31, 2001. As well, accounts payable and accrued liabilities have increased significantly due to increased level of activity related to the build-out of the Internet data center and timing of payables.

   Our capital outlays primarily relate to the build out of our Internet data centers in South Korea and Taiwan. Initial construction of our new, large scale Internet data centers in Hong Kong and Taiwan was completed in February 2001. Korean Internet data center was opened on May 9, 2001. Although these Internet data centers will be operational and capable of serving customers upon completion of their initial construction, not all space in the Internet data centers is available for hosting and co-location services. Additional work must be completed on the Taiwan and Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing.

   Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors" beginning on page 15. Factors such as the ability to obtain additional financing to continue operations, expand our customer base, the level of investment in new Internet data centers, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

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

   In addition to the recent reduction in force, our management is implementing plans designed to reduce our cash requirements through a combination of reductions in components of working capital, equipment purchases, operating expenditures and a significant reduction in force. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without a material adverse effect on our business, financial condition or results of operations. Despite these cost cutting measures, absent additional funding we will probably be forced into taking additional steps such as future workforce reductions and may be unable to continue as a going concern, may have to sell assets, or may have to file for bankruptcy.

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

   We have never achieved profitability, have accumulated net losses of $120 million from our inception through March 31, 2001 and have had to rely on the proceeds of the sale of equity securities and the incurrence of debt to fund our operations. We believe that we will continue to incur losses for at least the next several years and that our losses will increase significantly from current levels. We expect to fund our growth through equity or debt financings or business combination transactions, if available.

We may not be able to grow our business or continue operating if we cannot raise additional financing.

   Our independent certified public accountants have included an explanatory paragraph in their audit report with respect to our financial statements related to a substantial doubt with respect to our ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations may be adequate to fund our operations in the ordinary course until late in the second quarter of 2001. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to restrict our business and product development efforts or to deplete our available cash at an earlier date. We need to find additional funding to finance our operations. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business development efforts, and we may be unable to continue as a going concern or we may have to sell assets. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing.

Our existing indebtedness may complicate our financing efforts.

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

Our cost-cutting efforts may harm our business.

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

Any financing we obtain may significantly dilute the ownership of our existing stockholders.

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

   Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. Additionally, we are currently experiencing some resistance in the marketplace and we believe that one of the several factors for this resistance is related to concerns regarding our ability to continue our business as a going concern. In any event, if customers and vendors decide not to conduct business with us, our net sales would further decrease, and our business will suffer significantly.

If we are unable to motivate and retain our personnel, it could have a material, adverse effect on our business.

   Our success depends in large part on our ability to motivate and retain highly-skilled employees on a timely basis. Our cost-cutting efforts as well as our recent and any future workforce reduction will result in some disruption of our ongoing operations and impair our efforts to motivate existing employees. Our failure to retain highly-skilled personnel may limit the rate at which we generate revenue and develop new products and services or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We are the subject of, and may be the subject of additional, class action suits, which would divert significant resources away from our business.

   We are a defendant in several putative class action lawsuits alleging violations of the Federal securities laws. All of these lawsuits are at a very early stage, and we are unable to predict their outcomes. These lawsuits may adversely affect our ability to obtain financing necessary to continue our operations. In addition an unfavorable outcome in any of these lawsuits could have a material adverse effect on our prospects and financial condition. Even if the litigation is resolved in our favor, the defense of that litigation will entail considerable cost and diversion of efforts of management, either of which are likely to adversely affect our results of operations. We believe that these lawsuits are without merit and intend to vigorously defend against these lawsuits.

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

   In addition to our smaller scale Internet data centers operated by our strategic partners, we also operate three large-scale, high performance Internet data centers. We have a limited track record for the operation of large-scale, high performance Internet data centers. In addition if any of these risks affect our Internet data center operations, the benefits of our substantial investment in these Internet data centers may be delayed or never occur. In that case, we will be delayed or prevented from realizing our ultimate profitability.

We will need to greatly expand our revenue base to benefit from our investments in our Internet data centers.

   We have incurred and will continue to incur significant costs to establish and operate our new Internet data centers. If we are unable to significantly grow our revenue base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. We have limited experience in attracting and servicing our hosting, co-location, managed services and other value-added services customers. Our ability to attract and retain additional customers for these services depends on a variety of factors including the willingness of businesses to outsource their Internet operations and the quality, reliability and cost-effectiveness of our services. If we are unable to significantly increase our customer base for hosting, co-location, managed services and other value added services, we will not realize our expected growth or achieve profitability.

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

   Fluctuations in our stock price could also lead to a loss of revenue due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. We are currently experiencing some resistance in the marketplace and we believe that one of the several factors for this resistance is related to our fluctuating stock price. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may therefore be unwilling to do business with us. If this were to continue to occur, our business, results of operations and financial condition could continue to be harmed.

Recent economic conditions in the securities markets may decrease our chances of obtaining additional financing and may make the terms of any additional financings or tender offers unfavorable to us or our shareholders.

   The market prices of the equity securities of many public companies and in particular Internet technology companies have decreased in recent months as a result of market conditions in the United States. These current economic conditions make raising capital through equity financings more difficult to obtain. Potential investors in our company may perceive an investment in us as being risky due to the recent trends in our stock price and the stock prices of similar companies. If this were to occur, raising additional capital through an equity financing may not be obtainable or may only be obtainable on terms unfavorable to us or the stockholders or both. Potential terms may have negative consequences, such as dilution of stockholders or a further decline in our common stock price.

   Any declines in our common stock price resulting from current economic conditions may make us more vulnerable to becoming acquired through a tender offer. If this were to occur, we may be acquired at a price or on terms unfavorable to the stockholders.

We have taken steps and may take further steps to reduce our expenses to help maintain our viability. Failure to manage these and earlier cost reductions may result in adverse effects on our business, operating results and financial condition.

   In order to preserve our capital resources, we have taken steps and may take further steps to streamline our business and reduce costs. These cost-cutting efforts have include significant reductions in our workforce, and we may engage in additional workforce reductions. If we do not properly manage reductions in our cost structure, it could have a material adverse effect on our business, financial condition and results of operations. Any failure to manage the impact of cost-cutting efforts on our operations, our customer service, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition. In addition, there will be costs associated with these cost-cutting efforts that could materially adversely affect our operating results and financial condition.

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

   We are dependent upon businesses, such as national telecommunications carriers that are monopolies or have significant regulatory advantages over us, which provide us with resources we need to provide services in one or more markets. These businesses either currently compete with us or may compete with us in the future. Increasingly, Internet service providers, hosting companies, telecommunications companies and equipment manufacturers based in North America have announced plans to enter into or expand their operations in markets in the Asia-Pacific region. For example, companies such as AboveNet Communications, and its parent Metropolitan Fiber Networks, Exodus Communications, Global Crossing, Level 3, WorldCom, Pihana Pacific, and Intel have announced plans to enter into or expand their current operations in the Asia-Pacific region. When these companies expand their presence in the Asia-Pacific region, customers may decide to use their services in the region instead of ours.

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

   We have grown and, depending on the availability of additional funding, may continue to grow our business by hiring additional personnel and acquiring businesses in our existing markets and other markets in the Asia-Pacific region. Any additional personnel, increased geographic breadth of our operations, and challenges presented by an evolving corporate culture, would make it increasingly difficult to effectively manage our operations in order to implement our business plan and effectively oversee our personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. If we cannot effectively manage our growth, our revenue growth may not occur and we may not be able to achieve our projected plan and operating results.

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

   Based upon our shares outstanding as of April 1, 2001, our executive officers and directors and their affiliates will together control approximately
39.0 percent of our outstanding common stock as a result of their shareholdings, which if they act together, would enable them to significantly influence matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of iAsiaWorks or our assets and might adversely affect the trading price of our common stock.

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

   Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of May 10, 2001, the price of our common stock was $0.95. If the common stock loses its Nasdaq National Market status, it would likely trade on the Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.

Our long-lived assets may be impaired if we are unable to obtain the financing necessary to expand our business to the level necessary to achieve profitability and generate positive cash flows.

   We cannot assure you that we will be able to obtain financing in a sufficient amount to expand our business to the level necessary to achieve profitability and generate positive cash flow from operations. Our failure to do so will likely result in our conclusion that the carrying amount of certain long-lived assets are not recoverable. Under generally accepted accounting principles relating to the impairment of assets, we would then be required to write-off all or a portion of long-lived assets, including goodwill and other acquisition-related intangible assets, which would have a material and adverse effect on our business, results of operations and financial position.

The large number of shares that may be resold in the public market could cause our stock price to decline.

   As our shares become eligible for public resale, the market price of our common stock may drop if the holders of these shares sell them or are perceived by the market as intending to sell them. Most of the shares we have outstanding or assumable upon exercise of options or warrants became eligible for public resale in January 2001. For a more detailed description of the eligibility of the outstanding shares of our common stock for resale in the public market, see our Registration Statement filed with the SEC, SEC File No.333-35278.

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

ADDITIONAL DISCUSSION OF THESE AND OTHER RISK FACTORS IS DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AS WELL AS IN OUR OTHER PUBLIC FILINGS.

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

   Our primary currency rate risk exposures relate to:

  . our decentralized operations, whereby, for example, approximately 59% of our revenues during the fiscal quarter ended March 31, 2001 were derived from operations in the Asia-Pacific region, and were denominated in currencies other than the U.S. dollar;

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

   We manage our currency rate risks through a variety of measures. We operate on a decentralized regional basis with operations located in most major Asia-Pacific markets. As a result, our individual markets are not necessarily impacted by changes in currency exchange rates. In addition, in certain limited instances in fiscal year 2000, we entered into, and expect to enter into additional, forward exchange contracts in connection with inter-company transactions. We do not expect these contracts to extend longer than one year.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On August 8, 2000, we closed our initial public offering of common stock, $0.001 par value. The underwriters in the offering were Goldman Sachs & Co., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-35278) that was declared effective by the SEC on August 2, 2000. All 9,000,000 shares of common stock registered under the registration statement were sold at a price of $13.00 per share. The aggregate offering amount registered was $117,000,000. In connection with the offering, we paid an aggregate of $8,190,000 in underwriting discounts to the underwriters. The net offering proceeds to us after deducting the underwriting discounts and total expenses related to the offering were approximately $106,061,000. Of the proceeds and the existing cash balance on the date of the IPO, as of March 31, 2001, approximately $85,089,000 were used for the establishment of Internet data center facilities in Hong Kong, South Korea and Taiwan, the hiring of additional personnel and for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   a. Exhibits

 Exhibit
 Number                            Description
 -------                           -----------
 10.30   Employment Agreement, dated April 23, 2001, by and between the registrant and Dennis Muse.
 27.1    Financial Data Schedule

   b. Reports on Form 8-K

   None.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          iAsiaworks, Inc.

                                                        /s/
Date: May   , 2001                        By: _________________________________
                                                       Jon F. Beizer
                                                  Chief Executive Officer
                                                  Chief Financial Officer
                                                       President--U.S.

                                 EXHIBIT INDEX

Exhibit
Number                                          Description
-------                                         -----------
10.30    Employment Agreement, dated April 23, 2001, by and between the registrant and Dennis Muse.
27.1     Financial Data Schedule