Form 10-Q
period 2001-06-30
IASIAWORKS INC
filed 2001-08-14
CIK 1110992

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                     2000 ALAMEDA DE LAS PULGAS, SUITE 126
                          SAN MATEO, CALIFORNIA 94403
                                (650) 524-1790

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 39,756,745 at August 1, 2001

                               IASIAWORKS, INC.
                                   FORM 10-Q

                                     INDEX

PART I:  FINANCIAL INFORMATION                                                                                   PAGE
Item 1. Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001..........     3

           Unaudited Condensed Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 2000 and 2001........................................................     4

           Unaudited Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 2001................................................................     5

           Notes to Unaudited Condensed Consolidated Financial Statements.....................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................    13

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................................    41

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................................    41
Item 2. Changes in Securities and Use of Proceeds.............................................................    42
Item 3. Defaults Upon Senior Securities.......................................................................    42
Item 4. Submission of Matters to a Vote of Security Holders...................................................    42
Item 5. Other Information.....................................................................................    42
Item 6. Exhibits and Reports on Form 8-K......................................................................    42

Signatures

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               IASIAWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                          December 31,       June 30,
                                                                              2000             2001
                                                                         --------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $  62,045        $  5,970
     Marketable securities                                                        9,339               5

     Accounts receivable, net                                                     4,480           3,404
     Prepaid expenses and other current assets                                    6,578           4,936
                                                                         --------------    ------------
           Total current assets                                                  82,442          14,315
Restricted cash                                                                   7,063           2,554
Property and equipment, net                                                      69,276          64,675
Goodwill, intangibles and other assets, net                                      34,786             691
                                                                         --------------    ------------
           Total assets                                                       $ 193,567        $ 82,235
                                                                         ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             5,087        $ 14,166
     Accruals and other liabilities                                               5,442          19,735
     Deferred revenue                                                             1,121             759
     Current portion of capital lease obligations                                   560           1,844
     Current portion of long-term debt                                              349          11,123
                                                                         --------------    ------------
           Total current liabilities                                             12,559          47,627
Capital lease obligations, net of current portion                                 1,045           1,718
Long-term notes payable                                                          28,986          17,258
                                                                         --------------    ------------
           Total Liabilities                                                     42,590          66,603
                                                                         --------------    ------------
Stockholders' equity:
Common stock, $0.001 par value; 300,000 shares authorized;
     39,634 shares issued and outstanding at December 31, 2000
     and 39,756 shares issued and outstanding at June 30, 2001                       39              39

Additional paid-in capital                                                      251,551         245,524
Deferred stock-based compensation                                               (13,123)         (2,595)
Accumulated deficit                                                             (85,809)       (223,363)
Accumulated other comprehensive loss                                             (1,681)         (3,973)
                                                                         --------------    ------------
           Total stockholders' equity                                           150,977          15,632
                                                                         --------------    ------------

           Total liabilities and stockholders' equity                         $ 193,567       $  82,235
                                                                         ==============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IASIAWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                                               2000           2001           2000        2001
                                                                           -----------    -----------       --------  -----------
Revenue:
     Internet access and related services                                    $  3,813     $    3,861        $  7,346    $   7,608
     Hosting, co-location and other managed services                            2,232          4,038           3,421        9,656
                                                                           -----------    -----------       --------  -----------
         Total revenue                                                          6,045          7,899          10,767       17,264

Cost of revenue:
     Cost of revenue                                                            4,729          8,686           8,419       18,356
     Depreciation                                                                 826          2,089           1,397        3,091
                                                                           -----------    -----------       --------  -----------
         Total cost of revenue                                                  5,555         10,775           9,816       21,447
                                                                           -----------    -----------       --------  -----------
     Gross profit (loss)                                                          490         (2,876)            951       (4,183)
                                                                           -----------    -----------       --------  -----------

Operating expenses:
  Network operations and support (including stock-based
  compensation of $428 and $212 for the three months ended
  June 30, 2000 and 2001, respectively, and $721 and $504
  for the six months ended June 30, 2000 and 2001, respectively)                1,524          4,547          2,671        10,737
  Sales and marketing (including stock-based
   compensation of $588 and $(1,040) for the three
   months ended June 30, 2000, and 2001,
   respectively, and $918 and $(641) for the six
   months ended June 30, 2000 and 2001, respectively)                           2,517          2,830          4,302         8,177
  General and administration (including
   stock-based compensation of $2,739 and $222 for the three
   months ended June 30, 2000 and 2001, respectively, and
   $4,908 and $1,815 for the six months ended June 30, 2000 and
   2001, respectively)                                                          4,518          7,698           8,490       14,862
  Amortization of intangibles                                                   4,252          3,416           7,716        7,423
  Impairment of goodwill                                                           --         20,496              --       24,160
Non-recurring operating expenses                                                   --         60,180              --       67,697
                                                                           -----------    -----------       --------  -----------
         Total operating expenses                                              12,811         99,167          23,179      133,056
                                                                           -----------    -----------       --------  -----------
Loss from operations                                                          (12,321)      (102,043)        (22,228)    (137,239)
     Interest income                                                              473            167             984          901
     Interest expense                                                             (47)          (697)           (145)        (879)
     Other income (expense) net                                                    30           (406)             84         (337)
                                                                           -----------    -----------       --------  ------------
Net loss                                                                     $(11,865)    $ (102,979)       $(21,305)   $(137,554)
                                                                           ===========    ===========       ========  ============
Net loss per share - basic and diluted                                       $  (3.09)    $    (2.59)       $  (6.28)   $   (3.47)
                                                                           ===========    ===========       ========  ============
Shares used in computing basic and diluted net loss
per share                                                                       3,846         39,702           3,392       39,677
                                                                           ===========    ===========       ========  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IASIAWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                         2000                2001
                                                                                    ----------------     --------------
Cash flows from operating activities:
     Net loss                                                                              $(21,305)         $(137,554)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                        9,099             10,896
         Warrants issued in connection with loans recorded as interest expense                   23                 --
         Stock-based compensation expense                                                     6,547              4,277
         Impairment of goodwill                                                                  --             24,159
         Loss on sale of virtual hosting business                                                --              2,359
         Impairment of property and equipment                                                    --             56,005
         Changes in operating assets and liabilities:
            Accounts receivable                                                                (821)                70
            Provision for doubtful accounts                                                     275                900
            Prepayments and other current assets                                            (11,936)             1,606
            Accounts payable and accrued expenses                                             3,793             23,592
            Deferred revenue                                                                    603               (291)
            Other long term assets                                                               --                625
            Deposits                                                                             --                555
            Restricted cash                                                                     (99)             4,510
                                                                                    ----------------     --------------
                 Net cash used in operating activities                                      (13,821)            (8,291)
                                                                                    ----------------     --------------
Cash flows from investing activities:
     Purchase of property and equipment, net                                                 (4,581)           (59,223)
     Business acquisitions                                                                     (600)                --
     Sale of marketable securities                                                               --              9,339

                                                                                    ----------------     --------------
                Net cash used in investing activities                                        (5,181)           (49,884)

                                                                                    ----------------     --------------
Cash flows from financing activities:
     Principal payments on capital lease obligations                                             --               (198)
     Principal payments on loans                                                                 --               (349)
     Proceeds from capital leases                                                                --              2,174
     Proceeds from loans                                                                        676                382
     Exercise of stock options                                                                   --                 44
     Proceeds from issuance of preferred stock and preferred stock warrants, net                943                 --
     Proceeds from the sale of common stock, net                                                480                180
                                                                                    ----------------     --------------
                Net cash provided by financing activities                                     2,099              2,233
                                                                                    ----------------     --------------
Effect of exchange rate changes on cash and cash equivalents                                   (161)              (133)
Net decrease in cash and cash equivalents                                                   (17,064)           (56,075)
Cash and cash equivalents at beginning of the period                                         42,222             62,045
                                                                                    ----------------     --------------
Cash and cash equivalents at end of the period                                          $    25,158        $     5,970
                                                                                    ================     ==============
Supplemental cash flow disclosures:
     Cash paid during the period for: Interest                                          $        99        $     1,429
                                                                                    ================     ==============
Supplemental disclosure of non-cash investing and financing activities:
         Assets acquired under capital leases                                           $       793        $     2,165
                                                                                    ================     ==============
         Issuance of preferred stock in connection with acquisition                     $     4,850        $        --
                                                                                    ================     ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IASIAWORKS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - ORGANIZATION AND BACKGROUND

The Company

         Prior to the quarter ended June 30, 2001, iAsiaWorks, Inc. (the "Company") offered a broad range of Internet solutions that allowed business customers to build or extend their presence across multiple markets in the Asia-Pacific region. These Internet solutions included high-speed, leased-line Internet access, hosting, co-location, managed services and other value-added services.

         During the second quarter of this year, in light of the deteriorating business climate and its diminished resources and inability to access financing, the Company has refocused the scope and geographic reach of its business activities with the objective of reducing its operating expense structure to be in line with its expected revenue streams and financing opportunities. As a result, the Company now emphasizes co-location services, connectivity and remote hands services in two principal markets - Taiwan and South Korea - and has de-emphasized its focus on sales of high-speed, leased-line Internet access and managed services.

Restructuring and Downsizing Activities

         As part of the Company's efforts to realign its operating expense structure, the Company has made reductions in force and has sold, closed or liquidated various business units, sales offices and subsidiaries. Earlier in 2001, the Company sold its virtual hosting business in Australia and made significant headcount reductions of approximately 100 people companywide, which together resulted in a $7.5 million charge to non-recurring operating expense in the first quarter of 2001.

         The Company underwent an additional reduction in force in June, which resulted in the layoff of 127 employees. The Company also closed all of its remote sales offices in the United States, and entered into a Creditors Voluntary Liquidation of its Hong Kong subsidiary in July (see NOTE 9).

         The Company will continue to assess its operating expense structure and will make additional changes as it deems appropriate.

Going Concern

         The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $137.6 million for the six-month period ended June 30, 2001 and has an accumulated deficit of $223.4 million as of June 30, 2001. The Company has suffered recurring losses from operations and, as of June 30, 2001, has a working capital deficit of $33.3 million. The Company has not been successful in raising additional funding to support its operating activities during 2001. These factors raise substantial doubt about the

Company's ability to continue as a going concern.

         Without obtaining third party debt or equity financing the Company currently anticipates that cash on hand and anticipated cash flow from operations are inadequate to continue to fund its operations in the ordinary course. Cash on hand is being carefully monitored and the Company is managing its operations on a week-to-week basis. Consequently, the Company will require substantial additional funding to continue to operate its business as a going concern. Many companies in the Internet infrastructure industry have experienced difficulty raising additional financing in recent months. The Company has been attempting to obtain additional financing for several months and has not succeeded. Additional financing may not be available to the Company on favorable terms or at all. If additional financing is not available, the Company may need to further modify its business plan, sell or merge its business, sell assets, including its Internet data centers in South Korea and Taiwan, or face bankruptcy.

         Negotiations for the restructuring of the Company's short term and long term liabilities, including debt agreements are being conducted. However, the Company's creditors could force the Company into involuntary bankruptcy at any time. If this were to occur, it is likely that the Company's creditors will receive less than 100% of the face value of their claims and that the Company's stockholders will not receive any return from their investment, and most likely would lose their investment altogether. In addition, any issuance of equity or equity-related securities would substantially dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

         The absence of additional funding has and will continue to have a significant impact on the Company's ability to sell its services to new customers or retain existing customers.

         The Company's plans in light of this uncertainty include, but are not limited to, one or more of the following:

         . exploring various strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

         . raising additional capital to fund continuing operations by private placements of equity, debt securities and/or securing new loans which may by collateralized by our assets;

         . negotiating with creditors to either reduce or restructure our current outstanding obligations;

         . forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

         . executing additional cost-cutting measures which could include additional lay-offs and/or the closure or sale of certain business units and facilities.

         If the Company is unable to raise additional funds by consummating one of the aforementioned alternatives or restructure its obligations it may not be able to grow its business or continue operating to achieve its business objectives and, as a result, may need to further modify its business plan or file for bankruptcy under Chapter 11 of the United States Federal Bankruptcy Code. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - INTERIM BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. The consolidated balance sheet data as of December 31, 2000 is derived from the audited financial statements which are included in the Company's annual report filed on Form 10-K, which should be read in conjunction with these financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Revenue Recognition

         The Company's revenue has historically been derived from contracts for Internet access and related services and monthly fees from customer use of Internet data centers, managed services, and professional services and sales of equipment. Internet access, hosting and co-location revenues are generally billed and recognized ratably over the term of the contract, which generally has a one-year term. Internet access-related services revenue includes installation fees and related direct costs. Installation fees and related direct costs are deferred and recognized over the contract term.

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

         The following table sets forth the computation of net loss per share for the periods indicated. For periods prior to the Company's initial public offering, the computation does not reflect the conversion of preferred stock into common stock, which occurred upon the closing of the Company's initial public offering, nor does it include the exercise of outstanding options and warrants for any period. The information set forth is stated in thousands, except for per share data:

                                       Three Months Ended June 30,        Six Months Ended June 30,
                                          2000             2001            2000                2001
                                      --------------  --------------- ----------------   ------------------
Numerator:
        Net loss attributable to
        common stockholders                $(11,865)       $(102,979)        $(21,305)           $(137,554)
                                      ==============  =============== ================   ==================

Denominator:
        Shares used in computing net
        loss per share attributable
        to common stockholders, basic
        and diluted                           3,846           39,702            3,392               39,677
                                      ==============  =============== ================   ==================

        Net loss per share
        attributable to common
        stockholders, basic and
        diluted                            $  (3.09)        $  (2.59)        $  (6.28)           $   (3.47)
                                      ==============  =============== ================   ==================

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133, as amended, establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. The Company adopted SFAS 133 in the quarter ended March 31, 2001. The Company has determined that the adoption of this pronouncement did not have a material impact on its financial condition or results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

NOTE 5 - ASSET IMPAIRMENT

The Company substantially completed construction of its two Internet data centers in Taiwan and South Korea in the quarter ended June 30, 2001, following completion of the construction of an Internet data center in Hong Kong in the quarter ended March 31, 2001, funded by the proceeds from the Company's initial public offering in August 2000. Although these Internet data centers are available for hosting and co-location services, additional work must be completed on the Taiwan and South Korea Internet data centers to make all space in them fully conform to the Company's specifications. Due to continued and severe liquidity constraints, exacerbated in the second quarter of 2001 by failure of the Company's efforts to secure additional financing, the Company has determined that it cannot complete the build-out of the Taiwan and South Korea Internet data centers or continue normal operations unless it obtains additional financing. Consequently, in response to further and significant downsizing of activities in these markets during the quarter ended June 30, 2001, the existence of excess capacity of Internet data center space in the Asia-Pacific region, the significant decline in the Company's stock price during this period as well as the announcement on July 3, 2001 that the Company was entering into a creditors voluntary liquidation of its Hong Kong subsidiary, the Company performed an impairment assessment of all of its long-lived assets in Hong Kong, Taiwan and South Korea, as well as long-lived assets in the United States that support revenue-generating activities throughout the Asia-Pacific region for the Company. This assessment included both tangible and intangible assets.
Tangible assets comprised property and equipment to be held and used - principally the new Internet data centers in Taiwan and South Korea as well as certain assets in the United States - and property and equipment to be disposed of - principally in Hong Kong. Intangible assets comprised goodwill and identified intangible assets recorded upon the acquisition of AT&T Easylink Asia/Pacific Limited in Hong Kong.

As a result of this review, the Company recorded a $75.6 million impairment charge during the quarter ended June 30, 2001. This charge included the write-off of goodwill and identified intangible assets of $20.5 million, property and equipment write-downs of $8.2 million for property and equipment to be disposed of and $46.9 million for property and equipment to held and used.

The write-off of goodwill and other intangible assets recorded in the Company's Hong Kong subsidiary was based on the Company's announcement on July 3, 2001 that it was liquidating its subsidiary in Hong Kong. The write-down of property and equipment that will be disposed was based on a third party distressed sale valuation. The write-down of property and equipment to be held and used was based on a determination that future cash flows could not support the carrying value of such assets and was computed by comparing the carrying value with the discounted net present value of the expected future net cash flows. The assumptions supporting the cash flows were determined using the best available estimates.

NOTE 6 - NON RECURRING OPERATING EXPENSES

     In the six months ended June 30, 2001, in response to the deteriorating economic environment and resulting cut-backs in technology spending, particularly by large telecommunications carriers, global service providers and undersea cable companies that comprise the target customer base for the Company, the Company took steps to refocus its business and reduce its cost structure. Actions undertaken by the Company included, amongst other initiatives, the sale of its virtual hosting business in Australia, significant headcount reductions across the Company (and certain acceleration of vesting of outstanding stock options for selected individuals), impairment charges associated with the Company's property and equipment, the terminations of the lease of its corporate headquarters effective July 2001, and the announcement, on July 3, 2001, of the liquidation of its subsidiary in Hong Kong.

     In connection with these restructuring and strategic initiatives, the Company recognized non-recurring operating expenses of $60.2 million and $7.5 million in the three months ended June 30, 2001 and March 31, 2001, respectively.

         The following table summarizes the major components of the restructuring and other nonrecurring expenses, by geographic region (in thousands) :

                                                                                              Total restructuring
                                                                                                   and other
                                 Asset          Office lease    Accelerated Stock                non-recurring
                              impairment        termination       option vesting    Others    operating expenses
                            ---------------   ----------------  ------------------  -------   -------------------
Three months ended March
 31, 2001
--------------------------

Hong Kong                           $    --             $   --              $  --    $       --          $   --
Taiwan                                   --                 --                 --            --              --
South Korea                              --                 --                 --            --              --
United States and Other                  --                172              2,599         2,387           7,517
                          ---------------------------------------------------------------------------------------


Consolidated expense for
 3 months ended March 31,
 2001                                    --                172              2,599         2,387           7,517

Non-cash portion                         --                 --              2,599            --           4,958

Cash payments for 3
 months ended March 31,
 2001                                    --                 --                 --            --              --
                          ---------------------------------------------------------------------------------------

Accrual Balance, March
 31, 2001                                --                172                 --         2,387            2,559

Three Months ended June
-----------------------
 30, 2001
 --------

Hong Kong                             5,101                 --                 --           517            5,618
Taiwan                               24,124                 --                 --           149           24,273
South Korea                          22,761                 --                 --            16           22,777
United States and Other               3,083              2,936                 --         1,493            7,512
                          ---------------------------------------------------------------------------------------


Consolidated expense for
 3 months ended June 30,
 2001                                55,069              2,936                 --         2,175           60,180

Non-cash portion                     55,069                 --                 --            --           55,069

Cash payments for 3
 months ended June 30,
 2001                                    --                 --                 --         1,950             1,950
                          ---------------------------------------------------------------------------------------


Accrual Balance, June 30,
 2001                               $    --            $ 3,108              $  --    $    2,612          $ 5,720
                          ---------------------------------------------------------------------------------------

                            [INTENTIONALLY OMITTED]

NOTE 7 - COMPREHENSIVE LOSS

The components of the comprehensive loss are as follows (in thousands):

                                       Three Months Ended June 30,         Six Months Ended June 30,
                                          2000             2001             2000                2001
                                      --------------  --------------- -----------------   -----------------
Net loss                                  $(11,865)       $(102,979)         $(21,305)          $(137,554)
Change in unrealized gain on
marketable securities                           10               --                10                  --
Change in foreign currency
translation adjustments                        374             (712)              161              (2,292)
                                      --------------  --------------- -----------------   -----------------
Comprehensive loss                        $(11,481)       $(103,691)         $(21,134)          $(139,846)
                                      ==============  =============== =================   =================

NOTE 8 - CONTINGENCIES

      Beginning on March 23, 2001, several putative class action lawsuits were filed against us, several of our officers and directors, and the underwriters of our initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of our stock between August 3, 2000 and November 27, 2000. The plaintiffs allege claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the prospectus and registration statement issued in connection with our initial public offering. These actions are at a very early stage and, accordingly, we are unable to predict their ultimate outcome.

      However, we believe the foregoing actions are without merit and we intend to defend against them vigorously. An unfavorable outcome in these actions could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcome is resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operation.

     We are party to several actions which relate to our alleged failure or alleged anticipated failure to pay contractual obligations. These actions have been commenced by counterparties to agreements or instruments to which we or our subsidiaries are parties, and seek payment of obligations under the agreements or instruments allegedly breached or to be breached by us or our subsidiaries. The parties bringing these actions seek payment and, in some cases, extraordinary relief such as the attachment of assets. In certain cases, plaintiffs are seeking punitive damages or asserting alleged tort claims relating to alleged breaches or alleged anticipatory breaches by us or our subsidiaries. Currently, total amounts sought by the plaintiffs in these actions could be in excess of $2 million.

NOTE 9 - SUBSEQUENT EVENTS

Liquidation of Hong Kong Subsidiary

     On July 3, 2001, in a move to reduce debt levels and costs and focus its operating efforts on its Internet data centers in Taiwan and South Korea, the Company entered into a Creditors Voluntary Liquidation of its Hong Kong subsidiary and appointed a provisional liquidator to oversee the closure of the business. As a result of this announcement, the Company has written off goodwill and other intangible assets recorded by its Hong Kong subsidiary and written down the carrying value of its property and equipment at June 30, 2001 based on the expected recoverable value to be generated by the liquidator (see NOTES 5 and 6 for further details). Since the outcome of the liquidation cannot be estimated at this time, no other adjustments have been recorded in the consolidated financial statements as of June 30, 2001 and for the three months then ended.

Office Lease Termination

     As part of the Company's efforts to reduce its operating expenses, the Company entered into a lease termination agreement, effective July 31, 2001, with the landlord of its corporate headquarters in Burlingame, California. As part of the termination agreement, the Company agreed to forfeit its security deposit, in the form of a letter of credit, and certain office equipment in exchange for an early termination of the office lease and a release and full settlement of all future and outstanding obligations between the parties (see
Note 6 for further detail).

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

Overview

         From inception in August 1995 until July 1999, we focused on providing high-speed, leased-line Internet access to business customers in selected markets in the Asia-Pacific region and derived substantially all of our revenue from these services. In July 1999, we began to implement a significant change in our business strategy by focusing on the delivery of dedicated hosting, co-location and managed services. Prior to that time, we derived virtually no revenue from hosting, co-location and managed services.

         As part of this new initiative, we planned and began construction of two new Internet data centers in Taiwan and South Korea in last half of fiscal year 2000, and also entered into a long-term lease of an Internet data center in Hong Kong.

         On August 3, 2000, we raised $106.1 million, net of underwriting discounts, commissions and offering costs, in an initial public offering of nine million shares of our common stock on the Nasdaq National Market. The proceeds from the offering have been used principally to fund the build-out of Internet data centers in the Asia-Pacific region and to fund our growth. Initial construction of our Internet data centers in Hong Kong and Taiwan was completed in

February 2001. Initial construction of our Internet data center in South Korea was completed in May 2001. Although these Internet data centers are operational and capable of serving customers, not all space in the Internet data centers is available for co-location services. Additional work must be completed on the Taiwan and South Korea Internet data centers to make all space in them fully conform to our specifications.

         This work may not be completed unless we obtain additional financing. We are currently attempting to raise additional financing to fund our operations. Without obtaining additional financing we currently anticipate that cash on hand and anticipated cash flow from operations are inadequate to continue to fund our operations in the ordinary course. We are carefully monitoring our cash on hand and our operating expenses on a week-to-week basis. Consequently, we will require substantial additional funding to continue to operate our business. Many companies in the Internet infrastructure industry have experienced difficulty raising additional financing in recent months. We have been attempting to obtain additional financing for several months and have not succeeded. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available, we may need to further modify our business plan, sell or merge our business, sell assets, including the Internet data centers, or face bankruptcy.

         We are conducting negotiations with our creditors for the restructuring of our short term and long-term liabilities including debt agreements. However, our creditors could force us into involuntary bankruptcy at any time. If this were to happen, it is likely that our creditors will receive less than 100% of the face value of their claims and that our stockholders will not receive any return from their investment, and most likely would lose their investment altogether. In addition, any issuance of equity or equity-related securities would dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

         Our business has been impacted by Internet-related companies reducing the size and scope of operations. Existing customers have expanded their use of our services more slowly than we expected, and the sales cycle for new customers has grown longer. Many Internet companies who are customers or prospective customers have gone out of business. Additionally, price has become one of the key decision criteria for customers, which creates downward pressure on our prices and consequently our gross margins. Many customers and prospective customers have scaled down their budgets for capital expenditures and are allocating less money for expansion into new geographic markets, which frequently include the markets we serve in Taiwan and South Korea. Several large customers have cancelled or not renewed their contracts in light of these factors as well as our overall financial instability.

         As discussed in this Form 10-Q and in our previous filings on Form 10-Q and Form 10-K, we have stated that our capital requirements under our business plan and for fiscal year 2001 are greater than available capital resources. We acknowledge that in the event we were unable to significantly reduce our capital expenditures, sell assets, or obtain financing, we may be unable to satisfy our obligations to third-parties, which could result in defaults under our mortgage agreements and other financing agreements, we are currently not in compliance with the covenants contained in certain of these agreements. Such events would have a material adverse impact on us and threaten our ability to continue as a going concern. In light of these facts, we have taken a number of recent actions, including the modification and reduction in scope of our current business plan, in order to streamline and reorganize operations and reduce capital expenditures.

         In order to maximize the Company's cash resources in an uncertain funding environment, we began to take steps in early 2001 to modify our business plan and reduce our cost structure. Currently, our business strategy is focused on selling primarily to large, technologically sophisticated customers that need world-class facilities in Taiwan and South Korea. These customers include multi-national corporations, telecommunications carriers, global service providers, and undersea cable companies. As part of the Company's efforts to realign its operating expense structure, the Company has made reductions in force, and has sold, closed or liquidated various business units, sales offices or subsidiaries. In April of 2001, the Company sold its virtual hosting business in Australia and made significant headcount reductions across the Company, resulting in a $7.5 million charge to non-recurring operating expense in the first quarter of 2001. The Company underwent an additional reduction its force in June, which resulted in the layoff of 127 employees. The Company also closed all of its remote sales offices in the United States, and entered into a Creditor Voluntary Liquidation of its Hong Kong subsidiary in July.

         We have closed those business units or locations that have not provided us with high margin contributions or whose expense structure cannot be supported by their related revenue streams (e.g., our Hong Kong subsidiary). Our business plan now focuses on operations which support our most valuable assets - the Internet data centers in South Korea and Taiwan - that could potentially produce the highest margin revenue streams. Given the general business climate and our own financial instability, we cannot be assured of success in growing our revenue and controlling our expenses. However, if we are successful in the implementation of our modified business plan, we would expect to have lower ongoing revenue and expense levels compared to prior periods, but at significantly higher margins.

         The Company's plans in light of this uncertainty include, but are not limited to, one or more of the following:

         . exploring various strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

         . raising additional capital to fund continuing operations by private placements of equity, debt securities and/or securing new loans which may by collateralized by our assets;

         . negotiating with creditors to either reduce or restructure our current outstanding obligations;

         . forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

         . executing additional cost-cutting measures which could include additional lay-offs and/or the closure or sale of certain business units and facilities.

         If we are unable to raise additional funds by consummating one of the aforementioned alternatives or restructure our obligations we may not be able to grow our business or continue operating to achieve our business objectives and, as a result, may need to further modify our business plan or file for bankruptcy under Chapter 11 of the United States Federal Bankruptcy Code. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing.

         If we file for Chapter 11 protection, or institute similar proceedings in a foreign jurisdiction, or if involuntary proceedings are commenced against us by our creditors, other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to our inability to emerge from Chapter 11.

         Moreover, once bankruptcy proceedings are commenced, either by our filing of a voluntary petition or if an involuntary petition is filed against us by our creditors, our creditors and other parties in interest could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole.

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

                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                        2000          2001          2000          2001
                                                            (unaudited)                 (unaudited)
Revenue:
     Internet access and related services                   63 %          49 %           68 %         44%
     Hosting, co-location and other managed services        37            51             32           56

          Total revenue                                    100 %         100 %          100 %        100%

Cost of revenue:
     Cost of revenue                                        78           110             79          106
     Depreciation                                           14            26             13           18
                                                  ------------   -----------       --------    ---------

          Total cost of revenue                             92           136             92          124
                                                  ------------   -----------       --------    ---------
     Gross margin                                            8           (36)             8          (24)

Operating expenses:
     Network operations and support                         25            58             24           62
     Sales and marketing                                    42            36             40           48
     General and administration                             74            97             79           86
     Amortization of intangibles                            70            43             72           43
     Impairment of goodwill                                 --           259             --          140
     Non-recurring operating expenses                       --           762             --          392
                                                  ------------   -----------       --------    ---------
          Total operating expenses                         211         1,255            215          771
                                                  ------------   -----------       --------    ---------
Loss from operations                                      (203)       (1,291)          (207)        (795)
Interest income                                              8             2              9            5
Interest expense                                            (1)           (9)            (1)          (5)
Other income, net                                           --            (5)             1           (2)
                                                  ------------   -----------       --------    ---------
Net loss                                                  (196)%      (1,303)%         (198)%       (797)%
                                                  ============   ===========       ========    =========


Three and six months ended June 30, 2000 and 2001

Revenue

         Total revenue increased 31 percent to $7.9 million for the three months ended June 30, 2001 from $6.0 million for the three months ended June 30, 2000. The increase in revenue is primarily due to an increase in sales of hosting, co-location and managed services, which represented 51 percent of revenue in the second quarter of 2001. We began offering hosting and co-location services late in the second quarter of 1999.

         Total revenue increased 60 percent to $17.3 million for the six months ended June 30, 2001 from $10.8 million for the six months ended June 30, 2000. The increase in revenue is primarily due to an increase in sales of hosting, co-location and managed services, which represented 56 percent of the revenue in the first six months of 2001.

         Given that we have modified our business plan significantly and we expect that if we continue to operate as a going concern it will be on a reduced capacity with operations in Taiwan and/or South Korea only, it is anticipated that our reduced capacity will result in a significant reduction in revenue on a going-forward basis. Revenue generated from operations in Taiwan and South Korea during the first quarter of 2001 was $4.4 million in aggregate. Revenue generated from operations in Taiwan and South Korea during the second quarter of 2001 was $3.7 million in aggregate.

         In addition, several large customer contracts expired, were not renewed or were terminated early, in the second quarter of 2001. We closed all of our sales offices in the United States and commenced liquidation of our Hong Kong subsidiary in early July 2001. All of these events will have a negative impact on revenue in future quarters.

Cost of Revenue

         Cost of revenue increased 94 percent to $10.8 million for the three months ended June 30, 2001, from $5.6 million for the three months ended June 30, 2000. As a percentage of sales, cost of revenue increased by 136 percent for the three months ended June 30, 2001, from 92 percent for the three months ended June 30, 2000.

         Cost of revenue increased 118 percent to $21.4 million for the six months ended June 30, 2001, from $9.8 million for the six months ended June 30, 2000. As a percentage of sales, cost of revenue increased to 124 percent for the six months ended June 30, 2001, from 92 percent for the six months ended June 30, 2000.

         The relative and absolute increase in cost of revenue was caused by the build-out of our international network and expenses resulting from the opening of our new Internet data center facilities in Taiwan and South Korea. Going forward, we expect to generate negative gross margins until we have achieved the necessary revenue levels to offset the initial and significant fixed costs and expenses relating to operating our Internet data center facilities and other infrastructure activities.

Network Operations and Support

         Network operations and support expenses increased nearly 200 percent to $4.5 million for the three months ended June 30, 2001, from $1.5 million for the three months ended June 30, 2000. Network operations and support expenses as a percentage of total revenue increased to 58 percent for the three months ended June 30, 2001, from 25 percent for the three months ended June 30, 2000. The increase in network operations and support expenses in dollar terms in both periods is primarily due to an increase in our engineering, operations and professional service staff to support the new Internet data centers.

         Network operations and support expenses increased 296 percent to $10.7 million for the six months ended June 30, 2001, from $2.7 million for the six months ended June 30, 2000. Network operations and support expenses as a percentage of total revenue increased to 62 percent for the six months ended June 30, 2001, from 24 percent for the six months ended June 30, 2000. The increase in network operations and support expenses in dollar terms in both periods is primarily due to an increase in our engineering, operations and professional service staff to support the new Internet data centers.

         Going forward, we do not expect network operations costs to increase substantially in absolute terms, since we believe our Internet data centers are operational with an adequate headcount to meet anticipated demand for space and services.

Sales and Marketing

         Sales and marketing expenses increased 12 percent to $2.8 million for the three months ended June 30, 2001, from $2.5 million for the three months ended June 30, 2000. Sales and marketing expense as a percentage of total revenue increased to 36 percent for the three months ended June 30, 2001, from 42 percent for the three months ended June 30, 2000.

         Sales and marketing expenses decreased 91 percent to $8.2 million for the six months ended June 30, 2001, from $4.3 million for the six months ended June 30, 2000. Sales and marketing expense as a percentage of total revenue increased to 48 percent for the six months ended June 30, 2001, from 40 percent for the six months ended June 30, 2000.

         We expect sales and marketing expenses will decrease in absolute terms compared to the last several quarters during which the Company was focused on an extensive marketing and brand building campaign. We expect ongoing costs will also be reduced as a result of reduced headcount in the sales and marketing organization as we focus our sales efforts on large customers and focus on the markets in Taiwan and South Korea.

General and Administration

         General and administration expenses increased 71 percent to $7.7 million for the three months ended June 30, 2001, from $4.5 million for the three months ended June 30, 2000. General and administration expense as a percentage of total revenue increased to 97 percent for the three months ended June 30, 2001, from 74 percent for the three months ended June 30, 2000. This increase in general and administration expenses in absolute dollars was due primarily to an increase in the amount of staffing and related expenses both in the Asia-Pacific region and in the United States.

         General and administration expenses increased 75 percent to $14.9 million for the six months ended June 30, 2001, from $8.5 million for the six months ended June 30, 2000. General and administration expense as a percentage of total revenue increased to 86 percent for the six months ended June 30, 2001, from 79 percent for the six months ended June 30, 2000. This increase in general and administration expenses in absolute dollars was due primarily to an increase in the amount of staffing and related expenses both in the Asia-Pacific region and in the United States.

         We expect that, going forward, general and administration expenses will not increase in absolute terms, since we believe we are sufficiently staffed to support our current and near-term business activities. We expect that general and administration expenses will be equal to or lower as a percentage of total operating expenses compared to prior periods.

Amortization of Intangible Assets

         We recorded amortization of intangible assets of $3.4 million for the three months ended June 30, 2001, which represents a decrease of 21 percent from $4.3 million for the three months ended June 30, 2000.

         We recorded amortization of intangible assets of $7.4 million for the six months ended June 30, 2001, which represents a decrease of 4 percent from $7.7 million for the six months ended June 30, 2000.

         As a result of the liquidation of our Hong Kong subsidiary in July 2001, we wrote off the goodwill related to the acquisition of AT&T EasyLink/AsiaPacific Limited, which represented a total write-down of $20.5 million.

Impairment of Assets

         In the first quarter of 2001, we determined that, based on a significant decline in revenues generated from customer of Web Professionals, the forecasted future cash flows from Web Professionals could not support the carrying value of identified intangibles and goodwill recorded in connection with the acquisition of Web Professionals. As a result, we recorded a $3.7 million impairment charge to reduce goodwill representing the difference between the carrying value and the discounted net present value of the expected future net cash flows. The assumptions supporting the cash flows were determined using our best estimates as of such date and were the result of the losses incurred by that business in the quarter and those losses projected for the remaining life of the goodwill.

         The Company substantially completed construction of its two Internet data centers in Taiwan and South Korea in the quarter ended June 30, 2001, following completion of the construction of an Internet data center in Hong Kong in the quarter ended March 31, 2001, funded by the proceeds from the Company's initial public offering in August 2000. Although these Internet data centers are available for hosting and co-location services, additional work must be completed on the Taiwan and South Korea Internet data centers to make all space in them fully conform to the Company's specifications. Due to continued and severe liquidity constraints, exacerbated in the second quarter of 2001 by failure of the Company's efforts to secure additional financing, the Company has determined that it cannot complete the build-out of the Taiwan and South Korea Internet data centers or continue normal operations unless it obtains additional financing. Consequently, in response to further and significant downsizing of activities in these markets during the quarter ended June 30, 2001, the existence of excess capacity of Internet data center space in the Asia-Pacific region, the significant decline in the Company's stock price during this period as well as the announcement on July 3, 2001 that the Company was entering into a creditors voluntary liquidation of its Hong Kong subsidiary, the Company performed an impairment assessment of all of its long-lived assets in Hong Kong, Taiwan and South Korea, as well as long-lived assets in the United States that support revenue-generating activities throughout the Asia-Pacific region for the Company. This assessment included both tangible and intangible assets. Tangible assets comprised property and equipment to be held and used -principally the new Internet data centers in Taiwan and South Korea as well as certain assets in the United States - and property and equipment to be disposed of - principally in Hong Kong. Intangible assets comprised goodwill and identified intangible assets recorded upon the acquisition of AT&T Easylink Asia/Pacific Limited in Hong Kong.

         As a result of this review, the Company recorded a $75.6 million impairment charge during the quarter ended June 30, 2001. This charge included the write-off of goodwill and identified intangible assets of $20.5 million, property and equipment write-downs of $8.2 million for property and equipment to be disposed of and $46.9 million for property and equipment to held and used.

         The write-off of goodwill and other intangible assets recorded in the Company's Hong Kong subsidiary was based on the Company's announcement on July 3, 2001 that it was liquidating its subsidiary in Hong Kong. The write-down of property and equipment that will be disposed was based on a third party distressed sale valuation. The write-down of property and equipment to be held and used was based on a determination that future cash flows could not support the carrying value of such assets and was computed by comparing the carrying value with the discounted net present value of the expected future net cash flows. The assumptions supporting the cash flows were determined using the best available estimates.

Non-recurring Operating Expenses

     In the first quarter of 2001, we recorded a non-recurring operating charge of $7.5 million as part of our efforts to refocus our business and reduce our cost structure. Of this amount $2.4 million related to a loss on the sale of our virtual hosting business in Australia, and a write down of the associated goodwill arising from the acquisition of that business, $300,000 related to redundancy costs associated with significant headcount reductions across the Company and other items, $1.5 million was incurred in connection with our ongoing financing initiatives in the first quarter of 2001 and $3.3 million related to severance costs associated with the resignation of our former Chief Executive Officer. The severance costs associated with our former Chief Executive Officer included $700,000 in severance costs and a non-cash charge of $2.6 million relating to the accelerated vesting of stock options previously granted to our former Chief Executive Officer.

     Continuing our restructuring and downsizing activities in the second quarter of 2001 in light of further and more significant deterioration than we had anticipated in the economic environment and resulting cut-backs in technology spending, particularly by our target customer base (large telecommunications carriers, global service providers and undersea cable companies), we recorded additional non-recurring operating charges of $60.2 million in the second quarter ended June 30, 2001. These charges include the write down of our property and equipment based on an impairment analysis performed during the second quarter of 2001 of $55.1 million and charges associated with the termination of our corporate headquarters lease effective in July 2001 of $2.9 million.

Interest Income and Other Income (Expense)

         Net interest and other income (expense) decreased to an expense of $936,000 for three months ended June 30, 2001, from an income of $456,000 for the three months ended June 30, 2000. The decrease in net interest and other income was due to interest expensed in relation to the Loans in Taiwan and South Korea.

         Net interest and other income (expense) decreased to an expense of $315,000 for six months ended June 30, 2001, from an income of $923,000 for the six months ended June 30, 2000. The increase in net interest and other income was due to interest expensed in relation to the Loans in Taiwan and South Korea.

Provision for Income Taxes

         We have incurred operating losses for all periods from inception through June 30, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Accordingly, we have recorded no provision for income taxes.

Liquidity and Capital Resources

         From our inception until our initial public offering, we financed our operations primarily from private sales of convertible preferred stock, net of issuance costs, which aggregated $109.4 million and, to a lesser extent, from bank borrowings and lease financings. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001. We will need to obtain additional financing to finance continuing operating losses. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will have a material adverse effect on our ability to meet our business objectives and continue as a going concern.

         On August 3, 2000, we completed our initial public offering and received approximately $106.1 million in cash, net of underwriting discounts, commissions and offering costs. In our prospectus for our initial public offering, we stated that proceeds from the offering would only fund the business for nine months, and that we would likely need additional capital beyond that nine-month period. Absent outside debt or equity financing, and excluding significant expenditures required for the completion of the build-out of our Internet data centers in Taiwan and South Korea, we currently anticipate that cash on hand and anticipated cash flow from operations are inadequate to continue to fund our operations in the ordinary course. We continue to carefully monitor our cash on hand and are operating on a week-to-week basis. Consequently, the Company will require substantial additional funding to continue to operate its business. Many companies in the Internet infrastructure industry have experienced difficulty raising additional financing in recent months. Indeed, we have been attempting to obtain additional financing for several months and have not succeeded. Additional financing may not be available to the Company on favorable terms or at all. If additional financing is not available, the Company may need to further modify its business plan, sell or merge its business, sell assets, including the Internet data centers, or face bankruptcy. In addition, any issuance of equity or equity-related securities would substantially dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company

         Net cash used in operating activities for the six months ended June 30, 2001 was approximately $8.3 million, as adjusted for non-recurring operating expense charges. Net cash used in investing activities for the six months ended June 30, 2001 was approximately 49.9 million, the principal component being cash outflows related to the build-out of our Internet data centers in Taiwan and South Korea. Net cash provided by financing activities for the six months ended June 30, 2001 was approximately $2.2 million.

         At June 30, 2001, we had cash and cash equivalents aggregating $8.5 million of which $2.6 million was restricted cash. In addition, we had a debt balance at June 30, 2001, of $28.4 million, related to the purchase of land and buildings in Taiwan and South Korea for our Internet data centers. The amount of the debt in U.S. Dollar equivalents was reduced due to declines in the value of the Taiwan Dollar and Korean Won against the U.S. Dollar. We had capital lease obligations of $3.6 million at June 30, 2001. Additionally, accounts payable and accrued liabilities have increased significantly due to increased level of activity related to the build-out of the Internet data center and timing of payments for the work performed as a result of our deteriorating liquidity situation.

         Our capital outlays primarily relate to the build-out of our Internet data centers in South Korea and Taiwan. Although these Internet data centers are operational and capable of serving customers, not all space in the Internet data centers is available for co-location and managed services. Additional work must be completed on the Taiwan and South Korean Internet data centers to make all space in them fully conform to our specifications. This work may not be completed unless we obtain additional financing.

         Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors" beginning on page 24. Factors such as the ability to obtain additional financing to continue operations, expand our customer base, the level of investment in new Internet data centers, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

         The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $137.6 million for the six-month period ended June 30, 2001 and has an accumulated deficit of $223.4 million as of June 30, 2001. The Company has incurred net losses from operations since inception and, as of June 30, 2001, has a working capital deficit of $33.3 million. The Company has not been successful in raising additional funding to support its operating activities during 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We may enter into additional credit arrangements in order to raise additional funds. These credit arrangements may not be available to us on reasonable terms or at all. Our loan agreement with Korea First Bank limits our ability to borrow money from other parties by prohibiting the use of our Korean Internet data center as collateral for other loans and by requiring us to maintain certain financial ratios.

         As of June 30, 2001 we were no longer in compliance with the financial covenants of our existing credit facility with Korea First Bank and, accordingly, we have reclassified this long-term debt as a current liability. While we are no longer in compliance with the facility, we have continued to make payments in a timely manner, and have neither been declared in default by nor received notice of default from the lender. If declared to be in default by the lender, however, such default would accelerate the repayment of the debt and may permit the lender to foreclose upon our new Internet data center in South Korea. In addition, a further downturn in our financial situation, bankruptcy proceedings or other action against us, based upon our financial condition, may result in non-compliance with our other existing arrangements or further non-compliance with our Korea facility. Our failure to adequately remedy any non-compliance with any of our credit arrangements may cause the Company to be in default under one or more of our credit arrangements and, if declared by the lenders, such defaults will trigger cross defaults in our other credit arrangements, and accelerate repayment of certain debts. Such events could materially adversely affect our business, financial condition, results of operations and cash flows.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted substantially. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. There is currently no agreement in place with any source of financing, and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms or at all. Lack of additional funds will materially adversely affect us and our business and may cause us to sell assets or to cease operations. Consequently, our stockholders could incur a loss of their entire investment in us.


RISK FACTORS

Our business, financial condition or operating results could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks, and you may lose all or part of any investment you make in our common stock.

                         Risks Related to Our Business


We may seek protection under the Federal Bankruptcy Code or seek the similar statutory protections afforded in the different jurisdictions of the Asia-Pacific region in which we operate or recently operated.

         We may seek protection under Chapter 11 of the Federal Bankruptcy Code or similar statutes in Taiwan and/or South Korea. Additionally, we are subject to the risk that creditors at any time, may seek to commence involuntary bankruptcy proceedings against us both here in the United States and against our subsidiaries in other jurisdictions of the Asia-Pacific region in which we operate or recently operated. If we file for Chapter 11 protection or institute similar proceedings in a foreign jurisdiction or if involuntary proceedings are commenced against us, by our creditors, our creditors or other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to our inability to emerge from Chapter 11. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against us, our creditors could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole.

         Even if we do propose a plan and it is accepted, we are unable to predict at this time what treatment would be accorded under any such plan to inter-company indebtedness, licenses, transfer of goods and services and other inter-company and intra-company arrangements, transactions and relationships. In addition, during any bankruptcy or similar proceeding, we would need court approval to take many actions out of the ordinary course, which could result in our inability to manage the normal operations of the company and which would cause us to incur additional costs associated with the bankruptcy process. For example, we have liquidated our Hong Kong subsidiary and ceased operations in Hong Kong. During this process a provisional liquidator was appointed to handle all aspects of winding down the Hong Kong subsidiary's operations and, other than in an advisory capacity, management had no role in the administration of or operations of the Hong Kong subsidiary.

We cannot assure you that we will have access to sufficient funds to meet our operating needs, which will likely limit our ability to continue as a going concern

     As previously announced, we have determined that our capital requirements under our business plan for fiscal year 2001 are greater than available resources. As discussed in this Form 10-Q and in our previous filings on Forms 10-Q and 10-K, there exist uncertainties as to our ability to continue as a going concern. Our independent certified public accountants have included an explanatory paragraph to this is effect in their audit report in our Form 10-K with respect to our financial statements for the fiscal year ended 2000.

     Without obtaining additional financing, and excluding significant expenditures required for the completion of the build-out of our Internet data centers in Taiwan and South Korea, we currently anticipate that cash on hand and anticipated cash flow from operations are inadequate to continue to fund our operations in the ordinary course. We continue to carefully monitor our cash on hand and are operating on a week-to-week basis. Any significant increase in capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to further restrict our business plan or to deplete our available cash. We need to find additional funding to finance our operations. We have been attempting to obtain additional financing for several months and have not succeeded. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business plan, and we may be unable to continue as a going concern.

We may not be able to continue operating and may need to further modify our business plan if we cannot raise additional financing

     We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied upon financings to fund our operations. In addition, due to our operating losses, declining cash balances and declining stock value, recent changes in the financial markets and a general decrease in investor interest in the Internet industry, it has become extremely difficult, if not impossible, for us to attract equity or debt financing, including vendor and lease financing, or strategic partners on favorable terms or at all. Accordingly, we have revised our business plan significantly and, we expect that if we continue to operate as a going concern, it will be on a reduced capacity with operations in Taiwan and/or South Korea only. In addition, we have developed a strategy to reduce expenses and capital expenditure requirements, by selling non-strategic assets, negotiating with our creditors for the reduction of and restructuring of payables, reducing our foot-print in the Asia-Pacific region, reducing our workforce, and focusing on filling our new Internet data centers in Taiwan and South Korea. We have already begun to reduce expenses and capital expenditures and have sold some non-strategic assets. However, despite the efforts currently underway, we do not believe that these efforts will be sufficient to fund our operations, meet our future capital expenditure and working capital requirements, or satisfy our debt or contractual obligations to third parties, including satisfying the covenant requirements of our existing debt. In addition to the foregoing, a failure to meet our future capital expenditures and working capital requirements may force us to sell strategic assets, including, most notably, our new Internet data centers and the land upon which they were built in either or both Taiwan and South Korea.

     As the results of our efforts to date have not been sufficient, we are looking at other alternatives to raise additional funding, including, but not limited to, one or more of the following:

     . exploring strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     . raising additional capital to fund continuing operations by private placements of equity, debt securities and/or securing new loans which may by collateralized by our assets;

     . negotiating with creditors to either reduce or restructure our current outstanding obligations;

     . forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

     . executing additional cost-cutting measures which could include additional lay-offs and/or the closure or sale of certain business units and facilities.

     If we are unable to raise additional funds by consummating one of the aforementioned alternatives we may not be able to grow our business or continue operating and, as a result, may need to further modify our business plan or file for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. The factors leading to and the existence of the explanatory paragraph in the audit report in our Form 10-K with respect to our financial statements for the year ended 2000 will likely have a material adverse effect on our ability to obtain additional financing.

Our inability to raise capital has forced us to modify our business plan by reducing the scope of our operations; however, we cannot assure you that we will be successful in implementing our modified business plan

     Due to our cash shortage and our inability to access the capital markets, we have modified our business plan significantly. Our modified business plan expects that if we continue to operate as a going concern it will be on a reduced capacity with operations in Taiwan and/or South Korea only. Furthermore, it is anticipated that this reduced capacity will result in a significant reduction in revenue on a going-forward basis.

     In an effort to continue as a going concern, in addition to exploring the alternatives set forth in the risk factor "We may not be able to grow our business or continue operating and may need to further modify our business plan if we cannot raise additional financing" on page 25, we are focusing on filling the Internet data centers we still have operational in Taiwan and South

Korea. We cannot assure you that we can successfully implement our new plan and, even if we do successfully sell our non-strategic and, if necessary, strategic assets, there are risks involved in our revised plan. We may encounter the following risks in connection with the sale of non-strategic assets and strategic:

     . We may not be able to sell our assets at favorable prices or on favorable terms;

     .    We may be required to write down the carrying value of our assets;

     . If we sign an agreement for the potential sale of a particular asset we cannot assure you that we will be successful in completing that sale; and

     . Our agreements with purchasers may subject us to reductions in or adjustments to purchase price or to indemnification claims by such purchasers after the asset sales have been consummated to the extent, if any, that we are unable to achieve specified performance targets or that such purchasers are able to successfully assert a claim against us for a breach of a representation, warranty or covenant contained in such agreement.

     In addition, we may encounter the following risks in connection with a reduction of expenses and capital expenditures:

     . To the extent that we reduce our planned expenditures, we may not be able to fulfill certain of our contractual obligations and the parties with whom we have such contracts may assert a claim for breach of contract or assert a claim for anticipatory breach; and

     . It is uncertain what effect such a reduction would have on our relationships with our customers, vendors and employees and our growth prospects and financial results. Our customers may choose to cease doing business with us if they perceive that our reductions could adversely affect the quality of the services we provide, and we may be unable to retain our employees if they perceive that our reductions could adversely affect our ability to pay wages and salaries as and when they become due.


Our existing indebtedness may complicate our financing efforts and adversely affect our business, financial condition and results of operations.

     Our current indebtedness secured by our new Internet data centers in South Korea and Taiwan, as well as any additional indebtedness incurred, may make it more difficult for us to obtain additional debt financing. As of June 30, 2001 we were no longer in compliance with our existing credit facility with Korea First Bank. While we are no longer in compliance with the facility, we have neither been declared in default by nor received notice of default from the lender. If declared to be in default by the lender, such default would accelerate the repayment of the debt and may permit the lender to foreclose upon our new Internet data center in South Korea. In addition, a further downturn in our financial situation, bankruptcy proceedings or other action against us based upon our financial condition may result in non-compliance with our other existing arrangements or further non-compliance with our Korea facility. Our failure to adequately remedy any non-compliance with any of our credit arrangements may cause the

Company to be in default under more of our credit arrangements and, if declared by the lenders, such defaults will trigger cross defaults in our other credit arrangements, and accelerate repayment of certain debts. Such events may also enable creditors in respect of those obligations to assert other remedies against us. We cannot assure you that we would be able to cure any such events of default. Any such events could have a material adverse effect upon us and the foregoing factors could threaten our ability to continue as a going concern.

     In the event we are the subject of a bankruptcy proceedings or we are declared in default under one of our outstanding mortgage agreements, we may be forced to reorganize or possibly dissolve, and our stockholders may not receive any proceeds upon liquidation. In addition, we may be delisted by the Nasdaq National Market. Such events could materially affect in an adverse manner our business, financial condition and results of operations.

We have a limited amount of cash to support our operating needs and are not able to service our debt and repay creditors.

     As of December 31, 2000 and June 30, 2001, we had approximately $78.4 million and $8.5 million, respectively, of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts. Our cash, cash equivalents, short-term investments marketable securities, and additional cash generated by the expected proceeds from non-strategic and, if necessary, strategic asset sales may not be sufficient to meet our anticipated cash needs. Even if we successfully implement one or more of the alternatives we currently have under consideration, we cannot assure you that we will not completely deplete our cash resources. Other events, such as an unfavorable outcome in pending litigation, could further affect our cash flow.

     The uncertainty as to our ability to continue as a going concern may adversely affect our ability to retain or expand relationships with existing customers and may make it more difficult for us to attract new customers. In the event that we default on any payment of interest or principal on the mortgages, such default will constitute an event of default under such mortgage agreement and, as a result, the applicable bank could take steps to attach, seize or auction the underlying land and buildings where our new Internet data centers are located in Taiwan and South Korea. In addition, payment defaults could result in litigation to enforce rights to receive payments on the mortgages or the asserting of other claims.

We cannot assure you of the continued listing of our securities on the Nasdaq National Market and other securities exchanges and associations.

     Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of August 10, 2001, the price of our common stock was $0.16. If the common stock loses its Nasdaq National Market status, it would likely trade on the Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.

     Although our common stock is currently listed on The Nasdaq National Market, we have been notified by Nasdaq that it has questions concerning, among other things, our ability to maintain the minimum listing requirements and initiates the process to terminate our de-listing from Nasdaq. Specifically, we have received correspondence from Nasdaq stating that we do not meet the minimum share price requirement, but that if at any time before October 8, 2001, the bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, Nasdaq will re-examine whether we comply with the minimum listing requirements. We cannot assure you that we will be able to satisfy the minimum listing requirements on a going forward basis. In the event our common stock is delisted, we may or may not choose to appeal the delisting. Even if we do decide to appeal, we cannot assure you that an appeal would be successful.

     If our common stock is delisted from Nasdaq, the trading market for such securities could be disrupted which could make it difficult for investors to trade in our common stock. If our common stock is delisted from The Nasdaq National Market we may or may not apply for listing on The Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange for which we could qualify. We cannot guarantee, however, that we would apply for listing on another quotation system or exchange if we are delisted from The Nasdaq National Market or that if we do apply for listing that we would be eligible initially for such listing or that if we do become listed, that we would be able to maintain eligibility.

We may depend on the ability to repatriate capital from our subsidiaries in order to satisfy our debt obligations and repay creditors.

     Our operating cash flow and, consequently, our ability to service our debt is partially dependent upon our ability to repatriate capital from our subsidiaries. In addition, we may also depend on loans, advances and other payments of funds to us by our subsidiaries. If we were to sell our non-strategic and strategic assets in each country, for either the purpose of streamlining operations, reorganizing or satisfying our obligations, after the repayment of each subsidiary's in-country obligations, the net result would be a significant amount of cash and cash equivalents in each country. If for some reason these funds were restricted and we were unable to repatriate even a portion of the amounts, we would be adversely affected. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to our commitments and as a result may not make any funds available for such purposes. Our subsidiaries' ability to make payments may be subject to the availability of sufficient surplus funds, the terms of such subsidiaries' financings, applicable law and other factors. Our subsidiaries' creditors will have priority to the assets of those subsidiaries over the claims, if any, as a stockholder that we may have against those assets and claims that holders of our indebtedness may indirectly have. Our inability to repatriate capital would severely undermine any efforts we take to reorganize our business, either in or out of bankruptcy, or to further modify our business plan.

We expect significant increases in our operating expenses and continued losses.

     We have never achieved profitability, have accumulated net losses of $223.4 million from our inception through June 30, 2001 and have had to rely on the proceeds of the sale of equity securities and the incurrence of debt to fund our operations. We believe that we will continue to incur losses for at least the next several years and that our losses will increase significantly from current levels. We expect to fund our growth through equity or debt financings or business combination transactions, if available.

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

As a result of questions concerning our status as a going concern, our customers and vendors may decide not to do business with us and we will have greater difficulty in collecting revenue.

     Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. Additionally, we are currently experiencing resistance in the marketplace and we believe that one of the several factors for this resistance is related to concerns regarding our ability to continue our business as a going concern. In any event, if customers and vendors decide not to conduct business with us, our net sales would further decrease, and our business will suffer significantly.

If we are unable to motivate and retain our personnel, it could have a material, adverse effect on our business.

     Our success depends in large part on our ability to motivate and retain highly-skilled employees on a timely basis. The tenuous viability of the Company, our cost-cutting efforts as well as our recent and any future workforce reduction will result in some disruption of our ongoing operations and impair our efforts to motivate existing employees. Our failure to retain highly-skilled personnel may limit the rate at which we generate revenue and develop new products and services or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We are the subject of, and may be the subject of additional, class action suits, which would divert significant resources away from our business.

     We are a defendant in several punitive class action lawsuits alleging violations of the Federal securities laws. All of these lawsuits are at a very early stage, and we are unable to predict their outcomes. These lawsuits may adversely affect our ability to obtain financing necessary to continue our operations. In addition an unfavorable outcome in any of these lawsuits could have a material adverse effect on our prospects and financial condition. Even if the litigation is resolved in our favor, the defense of that litigation will entail considerable cost and diversion of efforts of management, either of which are likely to adversely affect our results of operations. We believe that these lawsuits are without merit and intend to vigorously defend against these lawsuits.

Continuing uncertainty of the U.S. economy may have serious implications for the growth and stability of our business and may negatively affect our stock price.

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

     Due to reductions in our footprint in the Asia-Pacific region, we currently only operate two large-scale, high performance Internet data centers. We have a limited track record for the operation of large-scale, high performance Internet data centers. In addition construction delays, inability to obtain additional adequate financing, inability to obtain necessary authorizations or technological problems may affect our Internet data center operations, the benefits of our substantial investment in these Internet data centers may be delayed or never occur. In that case, we will be delayed or prevented from realizing our ultimate profitability.

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

     Any further declines in our common stock price resulting from current economic conditions may make us more vulnerable to becoming acquired through a tender offer. If this were to occur, we may be acquired at a price or on terms unfavorable to the stockholders.

We have taken steps and may take further steps to reduce our expenses to help maintain our viability. Failure to manage these and earlier cost reductions may result in adverse effects on our business, operating results and financial condition.

         In order to preserve our capital resources, we have taken steps and may take further steps to streamline our business and reduce costs. These cost-cutting efforts have included significant reductions in our workforce both in April and June, and we may engage in additional workforce reductions. If we do not properly manage reductions in our cost structure, it could have a material adverse effect on our business, financial condition and results of operations. Any failure to manage the impact of cost-cutting efforts on our operations, our customer service, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition. In addition, there will be costs associated with these cost-cutting efforts that could materially adversely affect our operating results and financial condition.

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

         We are dependent upon businesses, such as national telecommunications carriers that are monopolies or have significant regulatory advantages over us, which provide us with resources we need to provide services in one or more markets. These businesses either currently compete with us or may compete with us in the future. Increasingly, Internet service providers, hosting companies, telecommunications companies and equipment manufacturers based in North America have announced plans to enter into or expand their operations in markets in the Asia-Pacific region. For example, companies such as AboveNet Communications, and its parent Metropolitan Fiber Networks, Exodus Communications, Level 3, WorldCom, and Pihana Pacific have announced plans to enter into or expand their current operations in the Asia-Pacific region. When these companies expand their presence in the Asia-Pacific region, customers may decide to use their services in the region instead of ours.

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

Our network is dependent upon the availability of adequate connectivity with third party providers and any failure or delay in obtaining necessary connectivity would harm our operations.

         We rely upon connectivity and bandwidth from Internet service providers and local and international telecommunications carriers to operate our business. In some of our markets, we are dependent on one or a limited number of connectivity providers. Many of these carriers are our competitors. Because of market and competitive factors, it is uncertain whether we will be able to obtain the requisite network connectivity at commercially viable prices or that the necessary connectivity will be available on a timely basis or at all. Failure to obtain this connectivity would jeopardize our ability to conduct our business in the Asia-Pacific region and would harm our operations.

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

         Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. In the past several months, we have lost the services of a CEO, a COO, a Vice President of Internet and Data Center Technology, a Vice President of Marketing, and a Vice President of Sales. We promoted our President and CFO to CEO, hired a new President and COO, and a new CFO. The loss of the services of any of these individuals could compromise our ability to effectively operate our business. In addition, we have not obtained key person life insurance on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business, results of operations and financial condition could be harmed.

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

         Based upon our shares outstanding as of August 1, 2001, our executive officers and directors and their affiliates will together control approximately 38 percent of our outstanding common stock as a result of their shareholdings, which if they act together, would enable them to significantly influence matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of iAsiaWorks or our assets and might adversely affect the trading price of our common stock.

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


Our long-lived assets may be further impaired if we are unable to obtain the financing necessary to expand our business to the level necessary to achieve profitability and generate positive cash flows.

         We cannot assure you that we will be able to obtain financing in a sufficient amount to expand our business to the level necessary to achieve profitability and generate positive cash flow from operations. Our failure to do so will likely result in our conclusion that the remaining carrying amount of certain long-lived assets are not recoverable. Under generally accepted accounting principles relating to the impairment of assets, we would then be required to write off all, or an additional portion of long-lived assets, including tangible fixed assets, which would have a material and adverse effect on our business, results of operations and financial position.

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

         Any adverse political, legal or economic development in the Asia-Pacific region could materially adversely affect our markets and our business. For example, any conflict between mainland China and Taiwan or between North Korea and South Korea may also destabilize the region and render us unable to transact business in the region. Similarly, while Hong Kong is a Special Administrative region under the government of mainland China, with its own government and legislature, it may not remain autonomous from mainland China. Any loss of autonomy could affect the regulation of business in Hong Kong, hinder our ability to operate in the Asia-Pacific region, and destabilize the region. If any of these events were to occur, our business model would be undermined.

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

OTHER PUBLIC FILINGS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We are exposed to market risk inherent in our operations, primarily related to currency risk. This risk arises from transactions and operations entered into in the normal course of business.

         Our subsidiaries primarily operate in foreign markets, and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies, and therefore there are no appropriate quantitative disclosures.

         Our primary currency rate risk exposures relate to:

         . the fact that approximately ninety-five percent (95)% of our revenues during the fiscal quarter ended June 30, 2001 were derived from operations in the Asia-Pacific region, and were denominated in currencies other than the U.S. dollar;

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Beginning on March 23, 2001, several putative class action lawsuits were filed against us, several of our officers and directors, and the underwriters of our initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of our stock between August 3, 2000 and November 27, 2000. On August 10, 2001, these actions were transferred to the United States District Court for the Northern District of California. The plaintiffs allege claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the prospectus and registration statement issued in connection with our initial public offering. These actions are at a very early stage and, accordingly, we are unable to predict their ultimate outcome.

           However, we believe the foregoing actions are without merit and we intend to defend against them vigorously. An unfavorable outcome in these actions could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcome is resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operation.

         We are party to several actions which relate to our alleged failure or alleged anticipated failure to pay contractual obligations. These actions have been commenced by counterparties to agreements or instruments to which we or our subsidiaries are parties, and seek payment of obligations under the agreements or instruments allegedly breached or to be breached by us or our subsidiaries. The parties bringing these actions seek payment and, in some cases, extraordinary relief such as the attachment of assets. In certain cases, plaintiffs are seeking punitive damages or asserting alleged tort claims relating to alleged breaches or alleged anticipatory breaches by us or our subsidiaries. Currently, total amounts sought by the plaintiffs in these actions could be in excess of $2 million.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 8, 2000, we consummated our initial public offering of common stock, $0.001 par value. The underwriters in the offering were Goldman Sachs & Co., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-35278) that was declared effective by the SEC on August 2, 2000. All 9,000,000 shares of common stock registered under the registration statement were sold at a price of $13.00 per share. The aggregate offering amount registered was $117,000,000. In connection with the offering, we paid an aggregate of $8,190,000 in underwriting discounts to the underwriters. The net offering proceeds to us after deducting the underwriting discounts and total expenses related to the offering were approximately $106,061,000. Of the proceeds and the existing cash balance on the date of the IPO, as of June 30, 2001, approximately $113 million were used for the establishment of Internet data center facilities in Hong Kong, South Korea and Taiwan, the hiring of additional personnel and for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION

RECENT EVENTS

         On June 6, 2001, JoAnn Patrick-Ezzell resigned as chairman of the board of directors and as a director of iAsiaWorks, Inc.

         On July 3, 2001, in a move to reduce debt levels and costs and focus its operating efforts on its Internet data centers in Taiwan and South Korea, the Company entered into a Creditors Voluntary Liquidation of its Hong Kong subsidiary and appointed a provisional liquidator to oversee the closure of the business. As a result of this anouncement, the Company has written off goodwill and other tangible assets recorded by its Hong Kong subsidiary and written down the carrying value of its property and equipment at June 30, 2001 based on the expected recoverable value to be generated by the liquidator.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a. Exhibits


Exhibit
Number            Description
------            -----------

10.31 Employment Agreement, dated April 30, 2001, by and between the registrant and Nicholas Pianim

10.32 Employment Agreement, dated May 15, 2001, by and between the registrant and Jon Engman

       b. Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended June 30, 2001. Information regarding the item reported on is as follows:



Date                        Item Reported On

April 26, 2001              The Company announced Paul H. Lambert's resignation
                            from its Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2001



                                                   IASIAWORKS, INC.



                                                   By: /s/ Jonathan F. Beizer
                                                       -------------------------
                                                       Jonathan F. Beizer
                                                       Chief Executive Officer