Form 10-Q
period 2001-09-30
IASIAWORKS INC
filed 2001-11-14
CIK 1110992

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 39,880,745 at November 5, 2001.

                                IASIAWORKS, INC.
                                    FORM 10-Q

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                   PAGE
Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 2000 and September
             30, 2001 (unaudited) ...........................................................     3

             Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
             Months Ended September 30, 2000 and 2001 .......................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2000 and 2001 ..............................................     5

             Notes to Unaudited Condensed Consolidated Financial Statements .................     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    15

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................    42

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ...................................................................    43
Item 2. Changes in Securities and Use of Proceeds ...........................................    44
Item 3. Defaults Upon Senior Securities .....................................................    44
Item 4. Submission of Matters to a Vote of Security Holders .................................    44
Item 5. Other Information ...................................................................    44
Item 6. Exhibits and Reports on Form 8-K ....................................................    44

Signatures

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                IASIAWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                  December 31,    September 30,

                                                                                      2000             2001
                                                                                  ------------    --------------
                                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $     62,045    $        7,281
     Marketable securities                                                               9,339                --
     Accounts receivable, net                                                            4,480             2,156
     Prepaid expenses and other current assets                                           6,578             7,400
                                                                                  ------------    --------------
           Total current assets                                                         82,442            16,837
Restricted cash                                                                          7,063               503
Property and equipment, net                                                             69,276            32,123
Goodwill, intangibles and other assets, net                                             34,786               293
                                                                                  ------------    --------------
           Total assets                                                           $    193,567    $       49,756
                                                                                  ============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                             $      5,087    $        4,510
     Accruals and other liabilities                                                      5,442            11,926
     Deferred revenue                                                                    1,121               468
     Current portion of capital lease obligations                                          560             1,995
     Current portion of long-term debt                                                     349               349
                                                                                  ------------    --------------
           Total current liabilities                                                    12,559            19,248
Capital lease obligations, net of current portion                                        1,045             1,070
Long-term notes payable                                                                 28,986            31,929
                                                                                  ------------    --------------
           Total Liabilities                                                            42,590            52,247
                                                                                  ------------    --------------

Stockholders' equity (deficit):
Common stock, $0.001 par value; 300,000 shares authorized; 39,634 shares issued and outstanding at December 31, 2000
     and 39,881 shares issued and outstanding at September 30, 2001                         39                39

Additional paid-in capital                                                             251,551           244,693
Deferred stock-based compensation                                                      (13,123)           (1,708)
Accumulated deficit                                                                    (85,809)         (241,501)
Accumulated other comprehensive loss                                                    (1,681)           (4,014)
                                                                                  ------------    --------------
           Total stockholders' equity (deficit)                                        150,977            (2,491)
                                                                                  ------------    --------------

           Total liabilities and stockholders' equity (deficit)                   $    193,567    $       49,756
                                                                                  ============    ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IASIAWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                     Three Months Ended       Nine Months Ended
                                                                                        September 30,            September 30,

                                                                                     2000          2001       2000          2001
                                                                                   ---------    ---------   ---------    ---------
Revenue:
     Internet access and related services                                          $   4,027    $   2,586   $  11,373    $  10,194
     Hosting, co-location and other managed services                                   3,968          835       7,389       10,491
                                                                                   ---------    ---------   ---------    ---------
         Total revenue                                                                 7,995        3,421      18,762       20,685
                                                                                   ---------    ---------   ---------    ---------

Cost of revenue:
     Cost of revenue                                                                   6,738        3,097      15,157       21,453
     Depreciation                                                                        634        1,913       2,031        5,004
                                                                                   ---------    ---------   ---------    ---------
         Total cost of revenue                                                         7,372        5,010      17,188       26,457
                                                                                   ---------    ---------   ---------    ---------
     Gross profit (loss)                                                                 623       (1,589)      1,574       (5,772)
                                                                                   ---------    ---------   ---------    ---------

Operating expenses:
  Network operations and support (including stock-based compensation of $433 and
   $(187) for the three months ended September 30, 2000 and 2001, respectively, and $1,154 and $317 for the nine months ended September 30, 2000 and 2001,
   respectively)                                                                       3,935        2,198       6,606       12,935
  Sales and marketing (including stock-based
   compensation of $634 and $(118) for the three months ended September 30,
   2000, and 2001, respectively, and $1,552 and $(759) for the nine months ended
   September 30, 2000 and 2001, respectively)                                          4,284          913       8,586        9,090
  General and administration (including stock-based compensation of $1,695 and
   $360 for the three months ended September 30, 2000 and 2001, respectively, and $6,603 and $2,175 for the nine months ended September 30, 2000 and 2001,
   respectively)                                                                       4,374        4,707      12,864       19,569
  Amortization of intangibles                                                          3,993            -      11,709        7,423
  Impairment of goodwill                                                                   -            -           -       24,160
Non-recurring operating expenses                                                           -        7,473           -       75,170
                                                                                   ---------    ---------   ---------    ---------
         Total operating expenses                                                     16,586       15,291      39,765      148,347
                                                                                   ---------    ---------   ---------    ---------
Loss from operations                                                                 (15,963)     (16,880)    (38,191)    (154,119)
     Interest income                                                                   1,163           20       2,147          921
     Interest expense                                                                    (35)        (874)       (180)      (1,753)
     Other income (expenses), net                                                        (23)        (404)         61         (741)
                                                                                   ---------    ---------   ---------    ---------
Net loss                                                                           $ (14,858)   $ (18,138)  $ (36,163)   $(155,692)
                                                                                   =========    =========   =========    =========
Net loss per share - basic and diluted                                             $   (0.57)   $   (0.46)  $   (3.31)   $   (3.92)
                                                                                   =========    =========   =========    =========
Shares used in computing basic and diluted net loss per share                         25,982       39,839      10,922       39,731
                                                                                   =========    =========   =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IASIAWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                          2000                2001
                                                                                       ------------      -------------
Cash flows from operating activities:
   Net loss                                                                            $    (36,163)     $    (155,692)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          13,838             13,146
      Warrants issued in connection with loans recorded as interest expense                      23                  -
      Stock-based compensation expense                                                        9,309              4,332
      Impairment of goodwill                                                                      -             24,159
      Loss on sale of virtual hosting business                                                    -              2,359
      Impairment of property and equipment                                                        -             56,788
      Provision for doubtful accounts                                                           496                804
      Gain on dissolution of entities                                                             -             (8,406)
      Changes in operating assets and liabilities:
         Accounts receivable                                                                 (1,328)             1,057
         Prepayments and other current assets                                                (9,863)            (2,301)
         Accounts payable and accrued expenses                                                6,344             16,701
         Deferred revenue                                                                       996               (378)
         Long-term liabilities                                                                    -             15,145
         Other long-term assets                                                                   -                625
         Deposits                                                                                 -                596
         Restricted cash                                                                     (5,948)             6,561
                                                                                       ------------      -------------
              Net cash used in operating activities                                         (22,296)           (24,504)
                                                                                       ------------      -------------

Cash flows from investing activities:
   Purchase of property and equipment, net                                                  (25,470)           (59,007)
   Proceeds from sale of property and equipment                                                   -             31,057
   Business acquisitions                                                                     (1,950)                 -
   Sale of (purchase of) marketable securities                                              (13,477)             9,339

                                                                                       ------------      -------------
              Net cash used in investing activities                                         (40,897)           (18,611)
                                                                                       ------------      -------------

Cash flows from financing activities:
   Principal payments under capital lease obligations                                             -               (332)
   Principal payments on loans                                                                    -            (11,644)
   Proceeds from capital leases                                                                   -                  -
   Proceeds from loans                                                                        1,557                382
   Exercise of stock options                                                                      -                 44
   Proceeds from issuance of preferred stock and preferred stock warrants, net                  943                  -
   Proceeds from sale of common stock, net                                                  106,578                193
                                                                                       ------------      -------------
              Net cash provided by (used in) financing activities                           109,078            (11,357)
                                                                                       ------------      -------------

Effect of exchange rate changes on cash and cash equivalents                                    283               (292)
Net increase (decrease) in cash and cash equivalents                                         46,168            (54,764)
Cash and cash equivalents at beginning of the period                                         42,222             62,045
                                                                                       ------------      -------------
Cash and cash equivalents at end of the period                                         $     88,390      $       7,281
                                                                                       ============      =============

Supplemental cash flow disclosures:
      Cash paid during the period for

            Interest                                                                $           134      $       1,902
                                                                                    ===============      =============
Supplemental disclosure of non-cash investing and financing activities:

         Assets acquired under capital leases                                       $         1,521      $       2,188
                                                                                    ===============      =============

         Issuance of preferred stock in connection with acquisition                 $         4,850      $           -
                                                                                    ===============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                IASIAWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND BACKGROUND

The Company

         Prior to the quarter ended June 30, 2001, iAsiaWorks, Inc. (the "Company") offered a broad range of Internet solutions that allowed business customers to build or extend their presence across multiple markets in the Asia-Pacific region. These Internet solutions included high-speed leased-line Internet access, hosting, co-location, managed services and other value-added services.

         During the second and third quarters of the year ending December 31, 2001, in light of the deteriorating business climate, its diminished resources and inability to access financing, the Company has refocused the scope and geographic reach of its business activities with the objective of reducing its operating expense structure to be more in line with its expected revenue streams and financing opportunities. As a result, the Company now emphasizes co-location connectivity and remote hands services in one principal market - Taiwan - and has de-emphasized its focus on sales of high-speed, leased-line Internet access and managed services.

Restructuring and Downsizing Activities

         As part of the Company's efforts to realign its operating expense structure, the Company has made reductions in force and has sold, closed or liquidated various business units, sales offices and subsidiaries. Earlier in 2001, the Company sold its virtual hosting business in Australia and made significant headcount reductions of approximately 100 people company-wide, which together resulted in a $7.5 million charge to non-recurring operating expense in the first quarter of 2001.

         The Company underwent an additional reduction in force in June 2001, which resulted in the layoff of 127 employees. The Company also closed all of its remote sales offices in the United States, and entered into a Creditors Voluntary Liquidation of its Hong Kong subsidiary in July 2001.

         Effective as of September 29, 2001 and pursuant to an Asset Transfer Agreement dated September 1, 2001 and an Asset Sale Agreement dated September 19, 2001, iAsiaWorks Korea Ltd sold certain assets related to its Internet data center business and terminated all employees of the Korean entity (see NOTE 8).

         The Company will continue to assess its operating expense structure and will make additional changes as it deems appropriate.

Going Concern

         The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $155.7 million for the nine-month period ended September 30, 2001 and has an accumulated deficit of $241.5 million as of September 30, 2001. The Company has suffered recurring losses from operations and, as of September 30, 2001, has a working capital deficit of $2.4 million. Apart from the sale of certain assets related to its Internet data center business in Korea, the Company has not been successful in raising sufficient additional funding to support its operating activities through the middle of the first quarter of 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Without obtaining third party debt or equity financing, the Company currently anticipates that cash on hand and anticipated cash flow from operations are inadequate to continue to fund its operations in the ordinary course. Cash on hand is being carefully monitored and the Company anticipates that such cash will allow it to continue to operate until the middle of the first quarter of 2002. Consequently, the Company will require substantial additional funding to continue to operate its business as a going concern. Many companies in the Internet infrastructure industry have experienced difficulty raising additional financing in recent months. Apart from the sale of certain assets related to its Internet data center business in Korea, the Company has been attempting to obtain additional financing for several months and has not succeeded. Additional financing may not be available to the Company on favorable terms or at all. If additional financing is not available, the Company may need to further modify its business plan, sell or merge its business, sell assets, including its Internet data center in Taiwan, or face bankruptcy.

         Negotiations for the restructuring of the Company's short term and long-term liabilities, including debt agreements, are being conducted. However, the Company's creditors could force the Company into involuntary bankruptcy at any time. If this were to occur, it is likely that the Company's creditors will receive less than 100% of the face value of their claims and that the Company's stockholders will not receive any return from their investment, and most likely would lose their investment altogether. In addition, any issuance of equity or equity-related securities would substantially dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

         The absence of additional funding has and will continue to have a significant impact on the Company's ability to generate revenues from the sale of its services to new customers or retain existing customers.

         The Company's plans in light of this uncertainty include, but are not limited to, one or more of the following:

         . exploring various strategic alternatives, which may include a merger, asset sale, or other comparable transactions;

         . raising additional capital to fund continuing operations by private placements of equity, debt securities and/or securing new loans which may be collateralized by the Company's assets;

         . negotiating with creditors to either reduce or restructure the Company's current outstanding obligations;

         . forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

         . executing additional cost-cutting measures, which could include additional lay-offs and/or the closure or sale of certain business units and facilities.

         To date, the Company has been exploring all of the aforementioned alternatives. If the Company is unable to raise additional funds by consummating one of the aforementioned alternatives or restructure its obligations, it may not be able to grow its business or continue operating to achieve its business objectives and, as a result, may need to further modify its business plan or file for bankruptcy under Chapter 11 or Chapter 7 of the United States Federal Bankruptcy Code, or institute similar proceedings in a foreign jurisdiction. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - INTERIM BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2001, and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The consolidated balance sheet data as of December 31, 2000 is derived from the audited financial statements which are included in the Company's annual report filed on Form 10-K, which should be read in conjunction with these financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with the exception of the Company's wholly owned subsidiary in Hong Kong, over which the management responsibility was relinquished to a court-appointed administrator as a result of the Company entering into a creditors voluntary liquidation on July 3, 2001 for this entity. Outstanding balances due to and from the Company's Hong Kong subsidiary after such date have been recorded as third party balances, due to this loss of control. Apart from activity with Hong Kong after July 3, 2001, All inter-company transactions and balances have been eliminated upon consolidation.

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

         Managed and other value-added services include administration, monitoring, security, data backup and consulting services, and equipment sales. The Company recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Consulting revenue is generally billed on a time and materials basis, and is recognized as the consulting services are rendered. Revenue from equipment sales is recognized when the equipment has been delivered to the customer or placed into service at the Company's Internet data center.

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

                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                          2000              2001              2000               2001
                                    ---------------  ----------------- -----------------  ------------------
Numerator:

        Net loss attributable to
        common stockholders             $(14,858)          $(18,139)         $(36,163)          $(155,692)
                                     ===============  ================= =================  ==================

Denominator:

        Shares used in computing net
        loss per share attributable
        to common stockholders,
        basic and diluted                  25,982             39,839            10,922              39,731
                                     ===============  ================= =================  ==================

        Net loss per share
        attributable to common
        stockholders, basic and
        diluted                           $(0.57)            $(0.46)           $(3.31)             $(3.92)
                                     ===============  ================= =================  ==================


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") that requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its consolidated financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application of one model for long-lived assets that are impaired or to be disposed of by sale as well as addressing the principal implementation issue. The of one adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

NOTE 5 - ASSET IMPAIRMENT

         The Company substantially completed construction of its two Internet data centers in Taiwan and South Korea in the quarter ended June 30, 2001, following completion of the construction of an Internet data center in Hong Kong in the quarter ended March 31, 2001, funded by proceeds from the Company's initial public offering in August 2000. Following the sale of the Internet data center and other assets in Korea in September 2001 (see NOTE 8), the Company's sole remaining Internet data center is located in Taiwan. Although the Taiwan Internet data center is available for co-location and connectivity services, additional work must be completed to make all space within it fully conform to the Company's specifications. Due to continued and severe liquidity constraints, exacerbated in the second and third quarters of 2001 by the failure of the Company to secure additional financing, the Company has determined that it cannot complete the build-out of the Taiwan Internet data center or continue normal operations unless it obtains additional financing.

         In response to further and significant downsizing of activities in each of Taiwan and Korea during the quarter ended June 30, 2001, the existence of excess capacity of Internet data center space in the Asia-Pacific region, the significant decline in the Company's stock price during this period as well as the announcement on July 3, 2001 that the Company was entering into a creditors voluntary liquidation of its Hong Kong subsidiary, last quarter the Company performed an impairment assessment of all of its long-lived assets in Hong Kong, Taiwan and South Korea, as well as long-lived assets in the United States that support revenue-generating activities throughout the Asia-Pacific region for the Company. This assessment included both tangible and intangible assets. Tangible assets comprised property and equipment to be held and used - principally the Internet data centers in Taiwan and South Korea as well as certain assets in the United States - and property and equipment to be disposed of - principally in Hong Kong. Intangible assets were comprised of goodwill and identified intangible assets recorded in the acquisition of AT&T Easylink Asia/Pacific Limited in Hong Kong.

         As a result of this review, the Company recorded a $75.6 million impairment charge during the quarter ended June 30, 2001. This charge included the write-off of goodwill and identified intangible assets of $20.5 million, property and equipment write-downs of $8.2 million for property and equipment to be disposed of and $46.9 million for property and equipment to be held and used. There were no events or changes in circumstances during the quarter ended September 30, 2001 that resulted in additional impairment charges. The proceeds from the sale of the Internet data center and other assets in Korea approximated their carrying values on the date of sale.

         The write-off of goodwill and other intangible assets recorded in the Company's Hong Kong subsidiary during the second quarter of 2001 was based on the Company's announcement on July 3, 2001 that it was liquidating its subsidiary in Hong Kong. The write-down of property and equipment that will be disposed was based on a third party distressed sale valuation. The write-down of property and equipment to be held and used was based on a determination that future cash flows could not support the carrying value of such assets and was computed by comparing the carrying value with the discounted net present value of the expected future net cash flows. The assumptions supporting the cash flows were determined using the best available estimates.

NOTE 6 - NON-RECURRING OPERATING EXPENSES

         In the nine months ended September 30, 2001, in response to the deteriorating economic environment and resulting cut-backs in technology spending, particularly by large telecommunications carriers, global service providers and undersea cable companies that comprise the target customer base for the Company, the Company took steps to refocus its business and reduce its cost structure. Actions undertaken by the Company included, amongst other initiatives, the sale of its virtual hosting business in Australia, significant headcount reductions across the Company (and certain acceleration of vesting of outstanding stock options for selected individuals), impairment charges associated with the Company's property and equipment, the termination of the lease of its corporate headquarters effective July 2001, the announcement, on July 3, 2001, of the liquidation of its subsidiary in Hong Kong, the liquidation of its entities in Singapore and Australia, and the sale of certain assets related to its Internet data center business in Korea in September 2001.

         In connection with these restructuring activities and strategic imperatives, the Company recorded a non-recurring operating expense of $7.5 million in the three months ended September 30, 2001. $6.1 million of this expense resulted from the fact that, due to the Company's liquidation of its Hong Kong subsidiary and its consequent deconsolidation from the consolidated group upon transfer of management control to a court-appointed liquidator, net intercompany payables to Hong Kong that previously eliminated on consolidation have been accrued as third party payables as of September 30, 2001. $0.4 million of the expense relates to additional asset impairment charges, and $1.0 million was recorded in connection with certain severance arrangements entered into during the three months ended September 30, 2001. The individuals impacted by this further reduction in force were from all departments, and were located in the US, Taiwan and South Korea.

         The following table summarizes the major components of the restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                                                                                       Total restructuring
                                                                                                       -------------------
                                                               Accelerated                                and other non-
                                                               -----------                                --------------
                                                   Asset       Office lease   Stock option             recurring operating
                                                   -----       ------------   ------------             -------------------
                                                 impairment    termination      vesting       Other          expenses
                                                 ----------    -----------     ---------      -----          --------
Three months ended March 31, 2001
---------------------------------

Hong Kong                                       $    --        $    --         $    --      $   --            $     --
Taiwan                                               --             --              --          --                  --

South Korea                                          --             --              --          --                  --

United States and Other                              --            172          2,599       2,387                5,158
                                                ----------------------------  ----------------------------------------

Consolidated expense for
3 months ended March 31,
2001                                                 --            172           2,599       2,387               5,158

Non-cash portion                                     --             --           2,599          --               2,599

Cash payments for 3
months ended March 31,
2001                                                 --             --              --          --                  --
                                                ----------------------------  ----------------------------------------

Accrual Balance, March
31, 2001                                             --            172              --       2,387               2,559

Three Months ended June
-----------------------
30, 2001
--------

Hong Kong                        5,101            -                -        517            5,618
Taiwan                          24,124            -                -        149           24,273
South Korea                     22,761            -                -         16           22,777
United States and Other          3,083        2,936                -      1,493            7,512
                            --------------------------------------------------------------------

Consolidated expense for
3 months ended June 30,
2001                            55,069        2,936                -      2,175           60,180

Non-cash portion                55,069          936               --         --           56,005

Cash payments for 3
months ended June 30,
2001                                 -            -                -      1,950            1,950
                            --------------------------------------------------------------------

Accrual Balance, June
30, 2001                            --        2,172                       2,612            4,784

Three Months ended
------------------
September 30, 2001
------------------

Hong Kong                           --           --               --     (8,724)          (8,724)
Taiwan                              84           --               --      4,874            4,958
South Korea                         --           --               --        984              984
United States and Other            361           --               --      9,894           10,255
                            --------------------------------------------------------------------

Consolidated expense for
3 months ended September
30, 2001                           445           --               --      7,028            7,473

Non-cash portion                   445           --               --         --              445
Write-off of restricted
cash deposit                        --        2,000               --         --            2,000
Cash payments for 3
months ended September
30, 2001                            --           --               --        204              204

                            --------------------------------------------------------------------
Accrual Balance,
September 30, 2001            $     --      $   172             $ --   $  9,436         $  9,608
                            --------------------------------------------------------------------

NOTE 7 - COMPREHENSIVE LOSS

The components of the comprehensive loss are as follows (in thousands):

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                          2000             2001             2000                2001
                                      --------------  --------------- -----------------   -----------------
Net loss                                $(14,858)        $(18,138)         $(36,163)          $(155,692)
Change in unrealized gain on
marketable securities                          -                -                10                   -
Change in foreign currency
translation adjustments                      439              (41)              600              (2,333)
                                       ---------         --------           --------          ---------
Comprehensive loss                     $ (14,419)        $(18,179)          $(35,553)         $(158,025)
                                       =========         ========           ========          =========


NOTE 8 - SALE OF CERTAIN ASSETS IN KOREA

         Effective as of September 29, 2001 and pursuant to an Asset Transfer Agreement dated September 1, 2001, iAsiaWorks Korea Ltd, a wholly owned subsidiary of the Company, sold substantially all of its assets related to its Internet data center business to Korea Internet Data Center, Inc. for approximately $28.5 million in cash consideration, of which approximately $2.1 million is being held in escrow until the finalization of the transfer of certain of the assets. This escrowed amount will released to iAsiaWorks Korea Ltd upon the delivery or demonstration of the ability to deliver title or unrestricted ownership of these assets.

         Effective as of September 29, 2001 and pursuant to an Asset Sale Agreement, dated September 19, 2001, iAsiaWorks Korea Ltd, a wholly owned subsidiary of the Company, sold certain assets related to its Internet data center business to DACOM Corporation for approximately $2.3 million in cash consideration. The assets sold pursuant to this Asset Sale Agreement consisted primarily of certain contracts, equipment, and intangible assets related to the access customer base in Korea.

         The proceeds from these asset sales have been and will be used to settle outstanding obligations, primarily in Korea, including severance payments to the company's employees in Korea who were laid off as a consequence of these transactions. Any remaining proceeds will be used to support ongoing working capital requirements for the Company's remaining operations.

NOTE 9 - CONTINGENCIES

         Beginning on March 23, 2001, several putative class action lawsuits were filed against the Company, several of the Company's officers and directors, and the underwriters of the Company's initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of the Company's stock between August 3, 2000 and November 27, 2000. The plaintiffs allege claims under Sections 11, 12, and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the prospectus and registration statement issued in connection with the Company's initial public offering. In August 2001, these actions were transferred to the Northern District of California. These actions are at a very early stage and, accordingly, the Company is unable to predict their ultimate outcome.

         However, the Company believes the foregoing actions are without merit and intends to defend against them vigorously. An unfavorable outcome in these actions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcome is resolved in the Company's favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management away from operation of the business, either of which could have a material adverse effect on the Company's results of operations.

         The Company is party to several actions which relate to the Company's alleged failure or alleged anticipated failure to pay contractual obligations. These actions have been commenced by counterparties to agreements or instruments to which the Company or subsidiaries of the Company are parties, and seek payment of obligations under the agreements or instruments allegedly breached or to be breached by the Company or subsidiaries of the Company. The parties bringing these actions seek payment and, in come cases, extraordinary relief such as the attachment of assets. In certain cases, plaintiffs are seeking punitive damages or asserting alleged tort claims relating to alleged breaches or alleged anticipatory breaches by the Company or subsidiaries of the Company. Currently, total amounts sought by the plaintiffs in these actions could be in excess of $500,000.

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

         As part of this new initiative, we planned and began construction of two new Internet data centers in Taiwan and South Korea in the last half of fiscal year 2000, and also entered into a long-term lease of an Internet data center in Hong Kong.

         On August 3, 2000, we raised $106.1 million, net of underwriting discounts, commissions and offering costs, in an initial public offering of nine million shares of our common stock on the Nasdaq National Market. The proceeds from the offering have been used principally to fund the build-out of Internet data centers in the Asia-Pacific region and to fund our growth. Initial construction of our Internet data centers in Hong Kong and Taiwan were completed in

February 2001. Initial construction of our Internet data center in South Korea was completed in May 2001. In the third quarter of 2001 we liquidated our Hong Kong entity and sold assets related to our Internet data center business in Korea. Although the remaining Internet data center in Taiwan is operational and capable of serving customers, not all space within it is available for co-location services. Additional work must be completed on the Internet data center to make all space within it fully conform to our specifications.

         This work may not be completed unless we obtain additional financing. We are currently attempting to raise additional financing to fund our operations. Without obtaining additional financing, we currently anticipate that cash on hand and anticipated cash flow from operations are inadequate to continue to fund our operations in the ordinary course. We are carefully monitoring our cash on hand and we anticipate that such cash will allow us to continue to operate until the middle of the first quarter of 2002. Consequently, we will require substantial additional funding to continue to operate our business. Many companies in the Internet infrastructure industry have experienced difficulty raising additional financing in recent months. Aside from the sale of certain assets related to our Internet data center business in Korea, the proceeds from which are being and will be used to settle outstanding indebtedness and other obligations, and are not expected to result in sufficient additional working capital funding, we have been attempting to obtain additional financing for several months and have not succeeded. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available, we may need to further modify our business plan, sell or merge our business, sell assets, including the Internet data center, or face bankruptcy.

         We are conducting negotiations with our creditors for the restructuring of our short term and long-term liabilities, including debt agreements. However, our creditors could force us into involuntary bankruptcy at any time. If this were to happen, it is likely that our creditors will receive less than 100% of the face value of their claims and that our stockholders will not receive any return from their investment, and most likely would lose their investment altogether. In addition, any issuance of equity or equity-related securities would dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

         Our business has been impacted by Internet-related companies reducing the size and scope of operations. Existing customers have expanded their use of our services more slowly than we expected, and the sales cycle for new customers has grown longer. Many Internet companies who are customers or prospective customers have gone out of business. Additionally, price has become one of the key decision criteria for customers, which creates downward pressure on our prices and consequently our gross margins. Many customers and prospective customers have scaled down their budgets for capital expenditures and are allocating less money for expansion into new geographic markets, which frequently includes the market we serve in Taiwan. Several large customers have cancelled or not renewed their contracts in light of these factors as well as our overall financial instability and our decreasing geographic coverage.

         As discussed in this Form 10-Q and in our previous filings, we have stated that our capital requirements under our business plan and for fiscal year 2001 are greater than available capital resources. We acknowledge that in the event we are unable to significantly reduce our capital expenditures, sell assets, or obtain financing, we may be unable to satisfy our obligations to third-parties, which could result in defaults under our mortgage agreements and other financing agreements, we are currently not in compliance with the covenants contained in certain of these agreements. Such events may have a material adverse impact on us and threaten our ability to continue as a going concern. In light of these facts, we have taken a number of recent actions, including the modification and reduction in scope of our current business plan, in order to further streamline and reorganize operations and reduce capital expenditures.

         In order to maximize our cash resources in an uncertain funding environment, we began to take steps in early 2001 to modify our business plan and reduce our cost structure. Currently, our business strategy is focused on selling primarily to large, technologically sophisticated customers that need a world-class facility in Taiwan. These customers include multi-national corporations, telecommunications carriers, global service providers, and undersea cable companies. As part of our efforts to realign the operating expense structure, we made reductions in force, and have sold, closed or liquidated various business units, sales offices or subsidiaries. In April of 2001, we sold our virtual hosting business in Australia and made significant headcount reductions across the Company, resulting in a $7.5 million charge to non-recurring operating expense in the first quarter of 2001. We underwent an additional reduction in our force in June 2001, which resulted in the layoff of 127 employees. We also closed all of our remote sales offices in the United States, liquidated entities in Singapore and Australia and entered into a Creditor Voluntary Liquidation of our Hong Kong subsidiary in July. Additionally, in September 2001 we sold certain assets related to our Internet data center business in Korea, and in the process terminated all employees of our Korean entity.

         We have closed or sold those business units or locations whose expense structure could not be supported by their associated revenue streams in light of our current fiscal condition. Our business plan now focuses on operations that support our most valuable asset -- the Internet data center in Taiwan. Given the general business climate and our own financial instability, we cannot be assured of success in growing our revenue and controlling our expenses.

         The Company's plans in light of this uncertainty include, but are not limited to, one or more of the following:

         . exploring various strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

         . raising additional capital to fund continuing operations by private placements of equity, debt securities and/or securing new loans which may be collateralized by our assets;

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

         To date, we have been exploring all of the aforementioned alternatives. If we are unable to raise additional funds or restructure our obligations by consummating one of the aforementioned alternatives or restructure our obligations we may not be able to grow our business or continue operating to achieve our business objectives and, as a result, may need to further modify our business plan or file for bankruptcy under Chapter 11 of the United States Federal Bankruptcy Code or institute similar proceedings in a foreign jurisdiction. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing.

         If we file for Chapter 11 bankruptcy protection, Chapter 7 liquidation, or institute similar proceedings in a foreign jurisdiction, or if involuntary proceedings are commenced against us by our creditors, other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to our inability to emerge from Chapter 11.

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

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                 ---------------------   ---------------------
                                                   2000         2001       2000        2001
                                                      (unaudited)             (unaudited)
Revenue:
     Internet access and related services              50%          76%        61%          49%
     Hosting, co-location and other managed
       services                                        50           24         39           51
                                                 --------    ---------   --------   ----------

          Total revenue                               100%         100%       100%         100%

Cost of revenue:
     Cost of revenue                                   84           90         81          104
     Depreciation                                       8           56         11           24
                                                 --------    ---------   --------   ----------

          Total cost of revenue                        92          146         92          128
                                                 --------    ---------   --------   ----------

     Gross margin (loss)                                8          (46)         8          (28)

Operating expenses:
     Network operations and support                    49           64         35           62
     Sales and marketing                               54           27         46           44
     General and administration                        55          138         69           95
     Amortization of intangibles                       50            -         62           36
     Impairment of goodwill                             -            -          -          117
     Non-recurring operating expenses                   -          218          -          363
                                                 --------    ---------   --------   ----------

          Total operating expenses                    208          447        212          717
                                                 --------    ---------   --------   ----------

Loss from operations                                 (200)        (493)      (204)        (745)
Interest income                                        15            1         12            4
Interest expense                                       (1)         (26)        (1)          (8)
Other income (expense), net                             -          (12)         -           (4)
                                                 --------    ---------   --------   ----------

Net loss                                             (186%)       (530%)     (193%)       (753%)
                                                 ========    =========   ========   ==========

Three and nine months ended September 30, 2000 and 2001

Revenue

         Total revenue decreased 57 percent to $3.4 million for the three months ended September 30, 2001 from $8.0 million for the three months ended September 30, 2000. The decrease in revenue is primarily due to the liquidation of our entity in Hong Kong, the relinquishment of our leased Internet data center facility located in Hong Kong, and the expiration of several large customer contracts.

         Total revenue increased 10 percent to $20.7 million for the nine months ended September 30, 2001 from $18.8 million for the nine months ended September 30, 2000.

         Since we have modified our business plan significantly, sold certain revenue generating assets in South Korea and we expect that if we continue to operate as a going concern it will be on a reduced capacity with an operation only in Taiwan, it is anticipated that we will experience reduced capacity which will result in a significant reduction in revenue on a going-forward basis. Revenue generated from our operation in Taiwan during the first two quarters of 2001 was $2.4 million. Revenue generated from operations in Taiwan during the third quarter of 2001 was $634,000.


Cost of Revenue

         Cost of revenue decreased 32 percent to $5.0 million for the three months ended September 30, 2001, from $7.4 million for the three months ended September 30, 2000. As a percentage of sales, cost of revenue increased to 146 percent for the three months ended September 30, 2001, from 92 percent for the three months ended September 30, 2000.

         Cost of revenue increased 54 percent to $26.5 million for the nine months ended September 30, 2001, from $17.2 million for the nine months ended September 30, 2000. As a percentage of sales, cost of revenue increased to 128 percent for the nine months ended September 30, 2001, from 92 percent for the nine months ended September 30, 2000.

         The relative and absolute increase for the nine months ended September 30, 2001 when compared with the nine months ended September 30, 2000 was caused by the build-out of our international network and expenses resulting from the opening of our new Internet data center facilities in Taiwan and South Korea. Going forward, we expect to generate negative gross margins until we have achieved the necessary revenue levels to offset the initial and significant fixed costs and expenses relating to operating our Internet data center facility and other infrastructure activities. Additionally, going forward we expect the absolute level of cost of revenue to reduce given the sale of certain assets related to our Internet data center business in Korea.

Network Operations and Support

         Network operations and support expenses decreased 44 percent to $2.2 million for the three months ended September 30, 2001, from $3.9 million for the three months ended September 30, 2000. Network operations and support expenses as a percentage of total revenue increased to 64 percent for the three months ended September 30, 2001, from 49 percent for the three months ended September 30, 2000. The decrease in network operations and support expenses in dollar terms in both periods is primarily due to a decrease in our engineering, operations and professional service staff.

         Network operations and support expenses increased 96 percent to $12.9 million for the nine months ended September 30, 2001, from $6.6 million for the nine months ended September 30, 2000. Network operations and support expenses as a percentage of total revenue increased to 62 percent for the nine months ended September 30, 2001, from 35 percent for the nine months ended September 30, 2000. The increase in network operations and support expenses in dollar terms in both periods is primarily due to an increase in our engineering, operations and professional service staff to support the new Internet data centers.

         Going forward, we do not expect network operations costs to increase substantially in absolute terms, since we believe our Internet data center is operational with an adequate headcount to meet current and potential future demand for space and services.


Sales and Marketing

         Sales and marketing expenses decreased 79 percent to $913,000 for the three months ended September 30, 2001, from $4.3 million for the three months ended September 30, 2000. Sales and marketing expense as a percentage of total revenue decreased to 27 percent for the three months ended September 30, 2001, from 54 percent for the three months ended September 30, 2000.

         Sales and marketing expenses increased 6 percent to $9.1 million for the nine months ended September 30, 2001, from $8.6 million for the nine months ended September 30, 2000. Sales and marketing expense as a percentage of total revenue decreased to 44 percent for the nine months ended September 30, 2001, from 46 percent for the nine months ended September 30, 2000.

         We expect sales and marketing expenses will decrease in absolute terms compared to the last several quarters during which the Company was focused on an extensive marketing and brand building campaign. We expect ongoing costs will also be reduced as a result of reduced headcount in the sales and marketing organization as we focus our sales efforts on large customers and focus on the market in Taiwan.

General and Administration

         General and administration expenses increased 8 percent to $4.7 million for the three months ended September 30, 2001, from $4.4 million for the three months ended September 30, 2000. General and administration expense as a percentage of total revenue increased to 138 percent for the three months ended September 30, 2001, from 55 percent for the three months ended September 30, 2000. This increase in general and administration expenses in absolute dollars was due primarily to an increase in the amount of staffing and related expenses both in the Asia-Pacific region and in the United States.

         General and administration expenses increased 52 percent to $19.6 million for the nine months ended September 30, 2001, from $12.9 million for the nine months ended September 30, 2000. General and administration expense as a percentage of total revenue increased to 95 percent for the nine months ended September 30, 2001, from 69 percent for the nine months ended September 30, 2000. This increase in general and administration expenses in absolute dollars was due primarily to an increase in the amount of staffing and related expenses both in the Asia-Pacific region and in the United States.

         We expect that going forward, general and administration expenses will not increase in absolute terms, since we believe we are sufficiently staffed to support our current and near-term business activities. We expect that general and administration expenses will be equal to or lower as a percentage of total operating expenses compared to prior periods.

Amortization of Intangible Assets

         We recorded no amortization of intangible assets for the three months ended September 30, 2001, a decrease of 100% percent from $4.0 million for the three months ended

September 30, 2000.

         We recorded amortization of intangible assets of $7.4 million for the nine months ended September 30, 2001, which represents a decrease of 37% percent from $11.7 million for the nine months ended September 30, 2000.

         As a result of the liquidation of our Hong Kong subsidiary in July 2001, we wrote off the goodwill related to the acquisition of AT&T EasyLink/AsiaPacific Limited, which represented a total write-down of $20.5 million in the three months ended June 30, 2001.

Impairment of Assets

         In the first quarter of 2001, we determined that, based on a significant decline in revenues generated from customers of Web Professionals, the forecasted future cash flows from Web Professionals could not support the carrying value of identified intangibles and goodwill recorded in connection with the acquisition of Web Professionals. As a result, we recorded a $3.7 million impairment charge to reduce goodwill, representing the difference between the carrying value and the discounted net present value of the expected future net cash flows. The assumptions supporting the cash flows were determined using our best estimates as of such date and were the result of the losses incurred by that business in the quarter and those losses projected for the remaining life of the goodwill.

         We substantially completed construction of our two Internet data centers in Taiwan and South Korea in the quarter ended June 30, 2001, following completion of the construction of an Internet data center in Hong Kong, in the quarter ended March 31, 2001, funded by proceeds from our initial public offering in August 2000. Following the sale of the Internet data center and other assets in Korea, our sole remaining Internet data center is located in Taiwan. Although the Taiwan Internet data center is available for co-location and connectivity services, additional work must be completed to make all space within it fully conform to our specifications. Due to continued and severe liquidity constraints, exacerbated in the second and third quarters of 2001 by the failure to secure additional financing, we determined that we cannot complete the build-out of the Taiwan Internet data center or continue normal operations unless we obtain additional financing.

         In response to further and significant downsizing of activities in each of Taiwan and Korea during the quarter ended June 30, 2001, the existence of excess capacity of Internet data center space in the Asia-Pacific region, the significant decline in our stock price during this period as well as the announcement on July 3, 2001 that we were entering into a creditors voluntary liquidation of its Hong Kong subsidiary, in the quarter ended June 30, 2001 we performed an impairment assessment of all of its long-lived assets in Hong Kong, Taiwan and South Korea, as well as long-lived assets in the United States that support revenue-generating activities throughout the Asia-Pacific region. This assessment included both tangible and intangible assets. Tangible assets comprised property and equipment to be held and used - principally the Internet data centers in Taiwan and South Korea as well as certain assets in the United States - and property and equipment to be disposed of - principally in Hong Kong. Intangible assets comprised goodwill and identified intangible assets recorded in the acquisition of AT&T Easylink Asia/Pacific Limited in Hong Kong.

         As a result of this review, we recorded a $75.6 million impairment charge during the quarter ended June 30, 2001. This charge included the write-off of goodwill and identified intangible assets of $20.5 million, property and equipment write-downs of $8.2 million for property and equipment to be disposed of and $46.9 million for property and equipment to held and used.

         The write-off of goodwill and other intangible assets recorded in our Hong Kong subsidiary during the second quarter of 2001 was based on our Company's announcement on July 3, 2001 that it was liquidating its subsidiary in Hong Kong. The write-down of property and equipment that will be disposed was based on a third party distressed sale valuation. The write-down of property and equipment to be held and used was based on a determination that future cash flows could not support the carrying value of such assets and was computed by comparing the carrying value with the discounted net present value of the expected future net cash flows. The assumptions supporting the cash flows were determined using the best available estimates.


Non-recurring Operating Expenses

         In the first quarter of 2001, we recorded a non-recurring operating charge of $7.5 million as part of our efforts to refocus our business and reduce our cost structure. Of this amount $2.4 million related to a loss on the sale of our virtual hosting business in Australia and a write down of the associated goodwill arising from the acquisition of that business, $300,000 related to redundancy costs associated with significant headcount reductions across the Company and other items, $1.5 million was incurred in connection with our ongoing financing initiatives in the first quarter of 2001 and $3.3 million related to severance costs associated with the resignation of our former Chief Executive Officer. The severance costs associated with our former Chief Executive Officer included $700,000 in severance costs and a non-cash charge of $2.6 million relating to the accelerated vesting of stock options previously granted to our former Chief Executive Officer.

         Continuing our restructuring and downsizing activities in the second quarter of 2001 in light of further and more significant deterioration than we had anticipated in the economic environment and resulting cut-backs in technology spending, particularly by our target customer base (multinational corporations, large telecommunications carriers, global service providers and undersea cable companies), we recorded additional non-recurring operating charges of $60.2 million in the second quarter ended June 30, 2001. These charges included the write down of our property and equipment based on an impairment analysis performed during the second quarter of 2001 of $55.1 million and charges associated with the termination of our corporate headquarters lease effective in July 2001 of $2.9 million.

         In the third quarter of 2001, we recorded a non-recurring operating charge of $7.5 million in connection with our continued efforts to refocus our business. The liquidation of the Hong Kong entity on July 3, 2001 and its consequent deconsolidation from the consolidated group upon transfer of management control to a court-appointed liquidator, resulted in accruing intercompany balances that were previously eliminated, as third party balances. As a result we recorded a non-recurring operating expense of $6.1 million. A significant component of the liabilities recorded on the books of the Hong Kong entity related to amounts due to vendors contracted for the construction of our Internet data centers in Taiwan and South Korea. In order to maintain or obtain title to the equipment related to such contracts we are in the process of entering into debt restructuring agreements with the appropriate parties. This has enabled us to proceed with the sale of the Internet data center in Korea, and upon completion of this process should enable us to retain title of the assets related to the build-out of the Internet data center in Taiwan. If we are unable to enter into such debt restructuring agreements on favorable terms, it may further hinder our ability to maintain ongoing operations beyond the middle of the first quarter of 2002. These liabilities are approximate as of September 31, 2001. Additionally, we reduced our headcount in the third quarter by 18 employees in Taiwan and by 57 employees in Korea, resulting in a non-recurring severance charge of $739,000. We also liquidated our entities in Singapore and Australia, incurred a write down of ancillary assets held in Taiwan, and paid severance costs associated with the departure of our former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer resulting in a combined non-recurring charge of $650,000.

Interest Income and Other Income (Expense)

         Net interest and other income (expense) decreased to an expense of $1.3 million for the three months ended September 30, 2001, from an income of $1.1 for the three months ended September 30, 2000. The decrease in net interest and other income was due to interest expense in relation to the long-term debt in Taiwan and South Korea.

         Net interest and other income (expense) decreased to an expense of $1.6 million for the nine months ended September 30, 2001, from an income of $2.0 million for the nine months ended September 30, 2000. The increase in net interest and other income was due to interest expense in relation to the long-term debt in Taiwan and South Korea.

Provision for Income Taxes

         We have incurred operating losses for all periods from inception through September 30, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Accordingly, we have recorded no provision for income taxes.

Liquidity and Capital Resources

         From our inception until our initial public offering, we financed our operations primarily from private sales of convertible preferred stock, net of issuance costs, which aggregated $109.4 million and, to a lesser extent, from bank borrowings and lease financings. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations through the middle of the first quarter of 2002. We will need to obtain additional financing to fund continuing operating losses. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will have a material adverse effect on our ability to meet our business objectives and continue as a going concern.

         On August 3, 2000, we completed our initial public offering and received approximately $106.1 million in cash, net of underwriting discounts, commissions and offering costs. In our prospectus for our initial public offering, we stated that proceeds from the offering would only fund the business for nine months, and that we would likely need additional capital beyond that nine-month period. Absent outside debt or equity financing, and excluding significant expenditures required for the completion of the build-out of our Internet data center in Taiwan, we currently anticipate that cash on hand and anticipated cash flow from operations are inadequate to continue to fund our operations in the ordinary course. We continue to carefully monitor our cash on hand and we anticipate that such cash will allow us to continue to operate until the middle of the first quarter of 2002. Consequently, we will require substantial additional funding to continue to operate our business. Many companies in the Internet infrastructure industry have experienced difficulty raising additional financing in recent months. Indeed, we have been attempting to obtain additional financing for several months and have not succeeded. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available, we may need to further modify its business plan, sell or merge our business, sell assets, including the Internet data centers, or face bankruptcy. In addition, any issuance of equity or equity-related securities would substantially dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

         Net cash used in operating activities for the nine months ended September 30, 2001 was approximately $24.5 million, as adjusted for non-recurring operating expense charges. Net cash used in investing activities for the nine months ended September 30, 2001 was approximately $18.6 million, the principal component being cash outflows related to the build-out of our Internet data centers in Taiwan and South Korea and cash inflows related to the sale of our Internet data center in South Korea. Net cash used in financing activities for the nine months ended September 30, 2001 was approximately $11.4 million, the principal component being cash outflows related to the repayment of the loan on the land and buildings in South Korea.

         At September 30, 2001, we had cash and cash equivalents aggregating $7.8 million of which $503,000 was restricted cash. In addition, we had a long-term debt balance at September 30, 2001, of $32.2 million, related to the purchase of land and buildings in Taiwan for our Internet data center and outstanding liabilities related to the build-out of our Internet data centers. We had capital lease obligations of $3.1 million at September 30, 2001.

         Accounts payable and accrued liabilities have increased significantly due to increased level of activity related to the build-out of the Internet data center and timing of payments for the work performed as a result of our deteriorating liquidity situation. Furthermore, due to the Company's liquidation of its Hong Kong subsidiary and its consequent deconsolidation from the consolidated group upon transfer of management control to a court-appointed liquidator, net intercompany payables to Hong Kong that previously eliminated on consolidation have been accrued as third party payables as of September 30, 2001 which further increased accounts payable and accrued liabilities.

         Our capital outlays primarily relate to the build-out of our Internet data centers in South Korea and Taiwan. Although the Taiwan Internet data center is operational and capable of servicing customers, not all space in the Internet data center is available for the provision of co-location and connectivity services. Additional work must be completed on the Taiwan Internet data center to make all space in it fully conform to our specifications. This work may not be completed unless we obtain additional financing.

         Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors" beginning on page 26. Factors such as our possible need to file for bankruptcy protection under Chapter 11 or Chapter 7 of the Federal Bankruptcy Code, creditors filing involuntary bankruptcy proceedings against us, ability to obtain additional financing to continue operations, drastic modification of our current business plan, the need to further reduce the scope of our operations, inability to expand our customer base, default of obligations to existing creditors, inability to raise additional capital due to a lack of liquidity caused by a delisting from Nasdaq, and our inability to repatriate capital would all greatly affect our liquidity requirements. The nature of these effects and the timing and amount of any additional capital requirements caused by these factors cannot be accurately predicted.

          Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We incurred a net loss of $155.7 million for the nine-month period ended September 30, 2001 and has an accumulated deficit of $241.5 million as of September 30, 2001. We have incurred net losses from operations since inception and, as of September 30, 2001, have a working capital deficit of $2.4 million. We have not been successful in raising additional funding to support its operating activities beyond the middle of the first quarter of 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") that requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its consolidated financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

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

         We may seek protection under Chapter 11 or Chapter 7 of the Federal Bankruptcy Code or similar statutes in Taiwan and/or South Korea. Additionally, we are subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against us both here in the United States and against our subsidiaries in other jurisdictions of the Asia-Pacific region in which we operate or recently operated. If we file for Chapter 11 or Chapter 7 bankruptcy protection or institute similar proceedings in foreign jurisdictions or if involuntary proceedings are commenced against us by our creditors, our creditors or other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to our inability to emerge from a Chapter 11 filing. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against us, our creditors could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole.

         Even if we do propose a plan and it is accepted, we are unable to predict at this time what treatment would be accorded under any such plan to inter-company indebtedness, licenses, transfer of goods and services and other inter-company and intra-company arrangements, transactions and relationships. In addition, during any bankruptcy or similar proceeding, we would need court approval to take many actions out of the ordinary course, which could result in our inability to manage the normal operations of the company and which would cause us to incur additional costs associated with the bankruptcy process. For example, we have liquidated our Hong Kong subsidiary and ceased operations in Hong Kong. During this process a provisional liquidator was appointed to handle all aspects of winding down the Hong Kong subsidiary's operations and, other than in an advisory capacity, management had no role in the administration or operations of the Hong Kong subsidiary.

We cannot assure you that we will have access to sufficient funds to meet our operating needs, which will likely limit our ability to continue as a going concern

         As previously announced, we have determined that our capital requirements under our business plan for fiscal year 2001 are greater than available resources. As discussed in this Form 10-Q and in our previous filings, there exist uncertainties as to our ability to continue as a going concern. Our independent certified public accountants have included an explanatory paragraph to this effect in their audit report in our Form 10-K with respect to our financial statements for the fiscal year ended 2000.

         Without obtaining third-party debt or equity financing, and excluding significant expenditures required for the completion of the build-out of our Internet data center in Taiwan, we currently anticipate that cash on hand and anticipated cash flow from operations are inadequate to continue to fund our operations in the ordinary course. We continue to carefully monitor our cash on hand and we anticipate that such cash will allow us to continue to operate until the middle of the first quarter of 2002. Any significant increase in capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to further refine our business plan or to deplete our available cash. We need to find additional funding to finance our operations. We have been attempting to obtain additional financing for several months and have not succeeded. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business plan, and we may be unable to continue as a going concern.

We may not be able to continue operating and may need to further modify our business plan if we cannot raise additional financing

         We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied upon financings to fund our operations. In addition, due to our operating losses, declining cash balances and declining stock value, recent changes in the financial markets and a general decrease in investor interest in the Internet industry, it has become extremely difficult, if not impossible, for us to attract equity or debt financing, including vendor and lease financing, or strategic partners on favorable terms or at all. Accordingly, we have revised our business plan significantly and, we expect that if we continue to operate as a going concern, it will be on a reduced capacity with operations in Taiwan only. In addition, we have developed a strategy to reduce expenses and capital expenditure requirements by selling non-strategic assets, negotiating with our creditors for the reduction of and restructuring of payables, reducing our foot-print in the Asia-Pacific region, reducing our workforce, and focusing on filling our Internet data center in Taiwan. We have already begun to reduce expenses and capital expenditures and have sold some non-strategic and strategic assets, including our recent sale of our Korean Internet data center and other assets in Korea related to our Internet data center business. However, despite the efforts currently underway, we do not believe that these efforts will be sufficient to fund our operations, meet our future capital expenditures and working capital requirements, or satisfy our debt or contractual obligations to third parties, including satisfying the covenant requirements of our existing debt. In addition to the foregoing, a failure to meet our future capital expenditures and working capital requirements may force us to sell additional strategic assets, including, most notably, our Internet data center and the land upon which it was built in Taiwan.

         As the results of our efforts to date have not been sufficient, we are looking at and have been pursuing aggressively other alternatives to raise additional funding, including, but not limited to, one or more of the following:

         . exploring strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

         . raising additional capital to fund continuing operations by private placements of equity, debt securities and/or securing new loans which may be collateralized by our assets;

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

         If we are unable to raise additional funds by consummating one of the aforementioned alternatives, we may not be able to grow our business or continue operating and, as a result, may need to further modify our business plan or file for bankruptcy under Chapter 11 or Chapter 7 of the Federal Bankruptcy Code or institute similar proceedings in a foreign jurisdiction. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. The factors leading to and the existence of the explanatory paragraph in the audit report in our Form 10-K with respect to our financial statements for the year ended 2000 will likely have a material adverse effect on our ability to obtain additional financing.

Our inability to raise capital has forced us to modify our business plan by reducing the scope of our operations; however, we cannot assure you that we will be successful in implementing our modified business plan.

         Due to our cash shortage and our inability to access the capital markets, we have modified our business plan significantly. Our modified business plan expects that if we continue to operate as a going concern it will be on a reduced capacity with operations in Taiwan only. Furthermore, it is anticipated that this reduced capacity will result in a significant reduction in revenue on a going-forward basis.

         In an effort to continue as a going concern, in addition to exploring the alternatives set forth in the risk factor "We may not be able to continue operating and may need to further modify our business plan if we cannot raise additional financing" on page 27, we are focusing on filling the Internet data center we still have operational in Taiwan. We cannot assure you that we can successfully implement our new plan and, even if we do successfully sell our non-strategic and, if necessary, strategic assets, there are risks involved in our revised plan. We may encounter the following risks in connection with the sale of additional non-strategic or strategic assets:

         . We may not be able to sell our assets at favorable prices or on favorable terms;

         . We may be required to write down the carrying value of our assets;

         . If we sign an agreement for the potential sale of a particular asset, we cannot assure you that we will be successful in completing that sale; and

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

         Our current indebtedness secured by our Internet data center in Taiwan, as well as any additional indebtedness incurred, may make it more difficult for us to obtain additional debt financing. In addition, a further downturn in our financial situation, bankruptcy proceedings or other action against us based upon our financial condition may result in non-compliance with our other existing arrangements or non-compliance with our Taiwan mortgage facility. Our failure to adequately remedy any non-compliance with any of our credit arrangements may cause the Company to be in default under more of our credit arrangements and, if declared by the lenders, such defaults will trigger cross defaults in our other credit arrangements, and accelerate repayment of certain debts. Such events may also enable creditors in respect of those obligations to assert other remedies against us. We cannot assure you that we would be able to cure any such events of default. Any such events could have a material adverse effect upon us and the foregoing factors could threaten our ability to continue as a going concern.

         In the event we are the subject of bankruptcy proceedings or we are declared in default under one of our outstanding mortgage agreements, we may be forced to reorganize or possibly dissolve, and our stockholders may not receive any proceeds upon liquidation. In addition, we may be delisted by the Nasdaq National Market. Such events could materially affect in an adverse manner our business, financial condition and results of operations.

We have a limited amount of cash to support our operating needs and are not able to service our debt and repay creditors.

         As of December 31, 2000 and September 30, 2001, we had approximately $7.3 million and $503,000, respectively, of cash, cash equivalents, short-term investments and marketable securities, and restricted amounts. Our cash, cash equivalents, short-term investments marketable securities, and additional cash generated by the expected proceeds from additional non-strategic and, if necessary, additional strategic asset sales may not be sufficient to meet our anticipated cash needs. Even if we successfully implement one or more of the alternatives we currently have under consideration, we cannot assure you that we will not completely deplete our cash resources. Other events, such as an unfavorable outcome in pending litigation, could further affect our cash flow.

         The uncertainty as to our ability to continue as a going concern may adversely affect our ability to retain or expand relationships with existing customers and may make it more difficult for us to attract new customers. In the event that we default on any payment of interest or principal on the mortgage in Taiwan, such default will constitute an event of default under the mortgage agreement and, as a result, the bank could take steps to attach, seize or auction the underlying land and building where our Internet data center is located in Taiwan. In addition, payment defaults could result in litigation to enforce rights to receive payments on the mortgage or the asserting of other claims.

We cannot assure you of the continued listing of our securities on the Nasdaq National Market and other securities exchanges and associations.

         Our common stock is currently listed on The Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on The Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. As of November 5, 2001, the price of our common stock was $0.091. If the common stock loses its Nasdaq National Market status, it would likely trade on The Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.

         Although our common stock is currently listed on The Nasdaq National Market, we have been notified by Nasdaq that it has questions concerning, among other things, our ability to maintain the minimum listing requirements and initiated the process to terminate our listing from Nasdaq. Specifically, we have received correspondence from Nasdaq stating that we do not meet the minimum share price requirements, but that if at any time before October 8, 2001, the bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, Nasdaq will re-examine whether we comply with the minimum listing requirements. We cannot assure you that we will be able to satisfy the minimum listing requirements on a going forward basis. In the event our common stock is delisted, we may or may not choose to appeal the delisting. Even if we do decide to appeal, we cannot assure you that an appeal would be successful.

         Despite this correspondence from Nasdaq, in response to the extraordinary market conditions following the tragedy of September 11th, The Nasdaq Stock Market implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. These requirements are suspended until January 2, 2002. Companies currently under review for deficiencies or in the hearings process, such as us, will be taken out of the process with respect to the bid price or market value of public float requirements. During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action.

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

         Our operating cash flow and, consequently, our ability to service our debt is partially dependent upon our ability to repatriate capital from our subsidiaries. In addition, we may also depend on loans, advances and other payments of funds to us by our subsidiaries. If we were to sell additional non-strategic and strategic assets in each country, for either the purpose of streamlining operations, reorganizing or satisfying our obligations, after the repayment of each subsidiary's in-country obligations, the net result could be a significant amount of cash and cash equivalents in each country. If for some reason these funds were restricted and we were unable to repatriate even a portion of the amounts, we would be adversely affected. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to our commitments and as a result may not make any funds available for such purposes. Our subsidiaries' ability to make payments may be subject to the availability of sufficient surplus funds, the terms of such subsidiaries' financings, applicable law and other factors. Our subsidiaries' creditors will have priority to the assets of those subsidiaries over the claims, if any, as a stockholder that we may have against those assets and claims that holders of our indebtedness may indirectly have. Our inability to repatriate capital would severely undermine any efforts we take to reorganize our business, either in or out of bankruptcy, or to further modify our business plan.

We expect continued losses.

         We have never achieved profitability, have accumulated net losses of $241.5 million from our inception through September 30, 2001 and have had to rely on the proceeds of the sale of equity securities and the incurrence of debt to fund our operations. We believe that we will continue to incur losses for the foreseeable future and that our losses will increase significantly from current levels. We expect to fund our business through equity or debt financings or business combination transactions, if available.

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

         Our success depends in large part on our ability to motivate and retain highly-skilled employees on a timely basis. The tenuous viability of the Company, our cost-cutting efforts as well as our recent and any future workforce reductions will result in some disruption of our ongoing operations and impair our efforts to motivate existing employees. Our failure to retain highly-skilled personnel may limit the rate at which we generate revenue and develop new products and services or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

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

         The revenue growth and profitability, if any, of our business depends significantly on the overall demand for co-location, connectivity services and remote hands in Taiwan. Softening demand for these services caused by ongoing economic uncertainty may continue to result in decreased revenues or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures for purposes such as increasing their use of Internet services. Further delays or reductions in Internet services expansion spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price.

Our Internet data center construction plans may be delayed, never be completed or experience other significant problems, which would delay or prevent us from realizing our ultimate profitability.

         Due to reductions in our footprint in the Asia-Pacific region, we currently only operate one large-scale, high performance Internet data center. We have a limited track record for the operation of large-scale, high performance Internet data centers. In addition, construction delays, inability to obtain additional adequate financing, inability to obtain necessary authorizations or technological problems may affect our Internet data center operations, the benefits of our substantial investment in these Internet data centers may be delayed or never occur. In that case, we will be delayed or prevented from realizing our ultimate profitability.

We will need to greatly expand our revenue base to benefit from our investment in our Internet data center in Taiwan.

          We have incurred and will continue to incur significant costs to establish and operate our Internet data center in Taiwan. If we are unable to significantly grow our revenue base, we will not be able to achieve the economies of scale necessary to offset our fixed and other operating costs. We have limited experience in attracting and servicing our co-location and connectivity customers. Our ability to attract and retain additional customers for these services depends on a variety of factors including the willingness of businesses to outsource their Internet operations and the quality, reliability and cost-effectiveness of our services. If we are unable to significantly increase our customer base for co-location, connectivity services and remote hands, we will not realize our expected growth or achieve profitability.

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

         In order to preserve our capital resources, we have taken steps and may take further steps to streamline our business and reduce costs. These cost-cutting efforts have included significant reductions in our workforce in each of April, June and September, and we may engage in additional workforce reductions. If we do not properly manage reductions in our cost structure, it could have a material adverse effect on our business, financial condition and results of operations. Any failure to manage the impact of cost-cutting efforts on our operations, our customer service, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition. In addition, there will be costs associated with these cost-cutting efforts that could materially adversely affect our operating results and financial condition.

We operate in a relatively new and evolving market with rapid technological changes and uncertain prospects for growth. This market may evolve in a manner that jeopardizes our prospects for growth and profitability.

         The market for our services in the Asia-Pacific region has only recently begun to develop and is uncertain of evolving beyond current levels. Projected growth of this market may not be realized. The market for our services may not grow, our services may not be adopted and businesses may not use these Internet-based services to the degree or in the manner that we expect. In addition, if we are not able to effectively respond to technological changes or if technological advances diminish the benefits derived by our customers from the use of our products and services, future demand for our services could be reduced. For example, it is possible that businesses may find it cheaper, more secure or otherwise preferable to host their web sites and applications internally and decide not to outsource the management of their web sites and applications. In addition, the market for our services has developed more slowly than we originally expected. If we are not able to react quickly to changes in the market, if the market fails to develop or continues to develop more slowly than expected or if our services do not achieve market acceptance, we will not achieve growth levels necessary to become profitable.

The potential market for Internet services in the Asia-Pacific region may attract new and existing competitors, which could narrow our margins and limit our business prospects.

         The market for Internet access, as well as for co-location, connectivity services and remote hands is extremely competitive and there are few substantial barriers to entry. New market entrants or the creation of stronger competitors through combinations could result in increased price competition, which would make it difficult for us to attract new customers, retain existing customers, or attain revenue and gross margin levels sufficient to generate a return on our prior investment in our business.

         We are dependent upon businesses, such as national telecommunications carriers that are monopolies or have significant regulatory advantages over us, which provide us with resources we need to provide services. These businesses either currently compete with us or may compete with us in the future. Increasingly, Internet service providers, hosting companies, telecommunications companies and equipment manufacturers have announced plans to enter into or expand their operations in markets in the Asia-Pacific region, including Taiwan. For example, companies such as WorldCom, Singapore Telecom and Pihana Pacific have announced plans to enter into or expand their current operations. When these companies expand their presence in the Asia-Pacific region, customers may decide to use their services in Taiwan instead of ours, based on both financial criteria and the broader operating footprint and scope of geographic reach offered by these companies.

          Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more readily, take advantage of acquisition and other opportunities more effectively, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional services competitive with those provided by us. We may not have, or be able to acquire, the resources or expertise to compete successfully in the future, which could narrow our margins and limit our growth prospects.

Our limited operating history makes forecasting difficult. Because most of our expenses are based on planned operating results, failure to achieve forecast revenue could significantly increase our net losses in any given period.

         As a result of our limited operating history, particularly since our change in strategic focus in mid-1999, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on, among other factors, our operating plans, our financing needs and availability, expected use of our Taiwan Internet data center and estimates of future revenue. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, if we are unable to obtain additional funding, we may not be able to adjust our spending levels downward in a timely manner so as to maximize our available capital. This could significantly increase our net losses in any given period or cause us to deplete our cash more quickly than expected.

Our operating results are difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

         Our annual and quarterly operating results have fluctuated in the past and will continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. For example, for several quarters beginning in late 1997, our operating results were adversely affected by the economic crisis in the Asia-Pacific region. It is possible that, in the future, our quarterly operating results may fall below the expectations of securities analysts and investors, especially in light of our modified business plan which focuses solely on Taiwan. In this event, the trading price of our common stock may decline significantly.

We may be unable to hire and retain the skilled engineering and technical personnel necessary to develop our business.

          Depending on the availability of funding, we may hire additional engineering and technical personnel. Competition for these individuals with relevant experience and expertise is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. The market for qualified engineering and technical personnel in Taiwan is extremely limited and finding individuals with relevant country specific experience may be difficult. Our failure to attract and retain the highly trained engineering and technical people who are integral to our business may limit our growth rate and harm our business. We have had greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

Our network is dependent upon the availability of adequate connectivity with third party providers and any failure or delay in obtaining necessary connectivity would harm our operations.

         We rely upon connectivity and bandwidth from Internet service providers and local and international telecommunications carriers to operate our business. In some of our markets, we are dependent on one or a limited number of connectivity providers. Many of these carriers are our competitors. Because of market and competitive factors, it is uncertain whether we will be able to obtain the requisite network connectivity at commercially viable prices or that the necessary connectivity will be available on a timely basis or at all. Failure to obtain this connectivity would jeopardize our ability to conduct our business in Taiwan and would harm our operations.

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

         Our future success depends to a significant degree on the skills, experience and efforts of our key personnel. In the past several months, we have lost the services of two CEOs, two COOs, a CFO, a Vice President of Internet and Data Center Technology, a Vice President of Marketing, and a Vice President of Sales. We recently promoted our Vice President of Corporate Development to CEO, and our Vice President of Finance to CFO. The loss of the services of either of these individuals could compromise our ability to effectively operate our business. In addition, we have not obtained key person life insurance on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business, results of operations and financial condition could be harmed.

We could lose customers and be exposed to liability if our service to our customers is disrupted or damaged or the security of confidential information stored in our computer systems is compromised.

         Our success, in particular our ability to successfully provide our services in a high quality and reliable manner, largely depends upon the efficient and uninterrupted operation of our Internet data center, including our computer and communications hardware and software systems and the power and cooling systems upon which they rely. Any of the acts or events described below could lead to interruptions, physical or electronic loss of data, delays or cessation of service to our customers or a decrease in responsiveness, which could harm our relationships with our customers, result in liability damages and reduce revenue. Our systems and operations are vulnerable to damage or interruption from:

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

         Based upon our shares outstanding as of November 5, 2001, our executive officers and directors and their affiliates will together control approximately thirty-eight percent (38%) of our outstanding common stock as a result of their shareholdings, which if they act together, would enable them to significantly influence matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of iAsiaWorks or our assets and might adversely affect the trading price of our common stock.

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

     We currently operate primarily in Taiwan. As a result, our results of operation and future growth depend on the economies in these markets. There are certain risks inherent in conducting business in the Asia-Pacific region that could affect our profitability, if any, including:

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

If any such event were to occur, our business model would be undermined.

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

     The underdeveloped infrastructure in many countries in the Asia-Pacific region, including Taiwan, may inhibit our ability to attain sufficient, reasonably priced sources of electrical power to support our Internet data centers. The quality and reliability of the available power sources may also interfere with the uninterrupted operation of our services, which could adversely impact the operation of our Internet data centers.

Currency fluctuations could decrease our revenue or increase our costs. In addition, restrictions on currency exchange could prevent us from effectively using our funds.

     In addition to our primary business operations in Taiwan, we occasionally conduct business in multiple countries in the Asia-Pacific region and generate revenue, expenses and liabilities in multiple Asia-Pacific currencies. Gains and losses on the conversion of foreign payments may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced revenue and gross margins from our international sales. Additionally, the U.S. Dollar value of overseas assets may decline if exchange rates in the region weaken in relation to the U.S. Dollar. We currently engage only in very limited currency hedging activities. In addition, some of the countries in which we operate or plan to operate impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies into other Asia-Pacific or non Asia-Pacific currencies, including U.S. dollars, which could prevent us from effectively using our funds. Currency rate fluctuations and exchange controls could negatively impact our financial performance by increasing costs and offsetting revenue or income from our operations.

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

     Our primary currency rate risk exposures relate to:

     . the fact that approximately ninety-nine percent (99%) of our revenues during the fiscal quarter ended September 30, 2001 were derived from operations in the Asia-Pacific region, and were denominated in currencies other than the U.S. dollar;

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Beginning on March 23, 2001, several putative class action lawsuits were filed against us, several of our officers and directors, and the underwriters of our initial public offering in the United States District Court for the Southern District of New York on behalf of all persons who purchased shares of our stock between August 3, 2000 and November 27, 2000. The plaintiffs allege claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seek unspecified damages arising out of, among other things, allegedly false or misleading statements in the prospectus and registration statement issued in connection with our initial public offering. In August 2001, these actions were transferred to the Northern District of California. These actions are at a very early stage and, accordingly, we are unable to predict their ultimate outcome.

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

     We are party to several actions which relate to our alleged failure or alleged anticipated failure to pay contractual obligations. These actions have been commenced by counterparties to agreements or instruments to which we or our subsidiaries are parties, and seek payment of obligations under the agreements or instruments allegedly breached or to be breached by us or our subsidiaries. The parties bringing these actions seek payment and, in some cases, extraordinary relief such as the attachment of assets. In certain cases, plaintiffs are seeking punitive damages or asserting alleged tort claims relating to alleged breaches or alleged anticipatory breaches by us or our subsidiaries. Currently, total amounts sought by the plaintiffs in these actions are in excess of $500,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 8, 2000, we consummated our initial public offering of common stock, $0.001 par value. The underwriters in the offering were Goldman Sachs & Co., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-35278) that was declared effective by the SEC on August 2, 2000. All 9,000,000 shares of common stock registered under the registration statement were sold at a price of $13.00 per share. The aggregate offering amount registered was $117,000,000. In connection with the offering, we paid an aggregate of $8,190,000 in underwriting discounts to the underwriters. The net offering proceeds to us after deducting the underwriting discounts and total expenses related to the offering were approximately $106,061,000. Of the proceeds and the existing cash balance on the date of the IPO, as of September 30, 2001, approximately $113 million were used for the establishment of Internet data center facilities in Hong Kong, South Korea and Taiwan, the hiring of additional personnel and for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a. Exhibits

Exhibit
Number        Description
------        -----------

2.2 Asset Transfer Agreement dated as of September 1, 2001 by and between iAsiaWorks Korea, Ltd. and Korea Internet Data Center, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant's current Report on Form 8-K filed with the SEC on October 15,
              2001).

2.3 Asset Sale Agreement dated as of September 19, 2001 by and between iAsiaWorks Korea, Ltd. and DACOM Corporation. (Incorporated by reference from Exhibit 2.2 to Registrant's current Report on Form 8-K filed with the SEC on October 15, 2001).

10.33 Separation Agreement, dated October 9, 2001, by and between the Registrant and Jonathan Engman.

10.34 Separation Agreement, dated October 12, 2001, by and between the registrant and Jonathan Beizer.

     10.35 Employment Agreement, dated October 12, 2001 by and between the Registrant and Nicholas Pianim.

     10.36 Employment Agreement, dated October 12, 2001, by and between the Registrant and Andrew Gidney.

     10.37 Separation Agreement, dated October 14, 2001, by and between the Registrant and Dennis Muse.

          b. Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2001. Information regarding the item reported on is as follows:

Date                                 Item Reported On

September 7, 2001                    The Company announced Robert Lee's
                                     resignation from its Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001


                                     IASIAWORKS, INC.

                                     By: /s/ Nicholas Pianim
                                         ---------------------------------------
                                         Nicholas Pianim
                                         Chief Executive Officer